Form 10-Q
period 2024-06-30
Charlton Aria Acquisition Corp
filed 2024-12-03
CIK 2024459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

Commission File Number 001-42386

Charlton Aria Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

221 W 9th St, #848

Wilmington, Delaware 19801

(Address of principal executive offices and zip code)

909-214-2482

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, and one Right to acquire one-eighth of one Class A ordinary share	CHARU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	CHAR	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-eighth of one Class A ordinary share	CHARR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 26, 2024, there were 8,840,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,156,250 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Charlton Aria Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHARLTON ARIA ACQUISITION CORPORATION

BALANCE SHEET

AS OF JUNE 30, 2024

(Unaudited)

Assets
Current Assets
Prepaid expenses	$42,500
Total Current Assets	42,500

Non-current Assets
Deferred offering costs	101,555
Total Assets	$144,055

Liabilities and Shareholder’s Equity
Current Liabilities
Accrued deferred offering cost	$7,586
Due to related party	3,750
Promissory note - related party	123,572
Total Current Liabilities	134,908
Total Liabilities	134,908

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, none issued and outstanding	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,156,250 shares issued and outstanding (1)	216
Additional paid-in capital	24,784
Accumulated deficit	(15,853)
Total Shareholders’ Equity	9,147
Total Liabilities and Shareholders’ Equity	$144,055

(1)	This number includes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended	For The Period From March 22, 2024 (inception) Through
	June 30, 2024	June 30, 2024
Formation and operating costs	$15,833	$15,853
Net loss	$(15,833)	$(15,853)

Basic and diluted weighted average Class B ordinary shares outstanding (1)	1,875,000	1,875,000

Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.01)

(1)	This number excludes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

									Total
	Preference		Ordinary Shares				Additional		Shareholders’
	Shares		Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares (1)	Amount	Capital	Deficit	(Deficit)
Balance as of March 22, 2024 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	-	(20)	(20)
Balance as of March 31, 2024	-	-	-	-	-	-	-	(20)	(20)
Insider shares issued to initial shareholder (1)	-	-	-	-	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	-	-	-	-	(15,833)	(15,833)
Balance as of June 30, 2024	-	$-	-	$-	2,156,250	$216	$24,784	$(15,853)	$9,147

(1)	This number includes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 22, 2024 (INCEPTION) THROUGH JUNE 30, 2024

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(15,853)
Adjustments to reconcile net loss to net cash used in operating activities
Formation and operating cost paid by the Sponsor	12,103
Changes in operating assets and liabilities:
Due to related party	3,750
Net Cash Used in Operating Activities	-

Net Change in Cash	-

Cash, beginning of period	-
Cash, end of period	$-

Supplemental Disclosure of Cash Flow Information:
Prepaid expenses paid via promissory note - related party	$42,500
Deferred offering costs included in accrued offering costs	$7,586
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid via promissory note - related party	$68,969

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION
NOTES TO UNAUDTIED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern Consideration

Charlton Aria Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on March 22, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. The Company has elected December 31 as its fiscal year end.

As of June 30, 2024, the Company had not commenced any operations. For the period from March 22, 2024 (inception) through June 30, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO (as defined below) and private placement (“Private Placement”, see Note 4).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placements Units (as defined below), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company’s founder and sponsor is ST Sponsor II Limited, a Cayman Islands exempted company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a IPO and the Private Placement.

On October 25, 2024, the Company consummated its initial public offering (the “IPO”) of 7,500,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive of one-eighth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $75,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 240,000 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,400,000, which is described in Note 4.

The underwriters of the IPO have been granted a 45-day option to purchase up to an additional 1,125,000 units offered by the Company to cover over-allotments, if any. Up to 281,250 shares of the 2,156,250 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary share” or “insider shares”) (see Note 4) held by the Sponsor will be forfeited to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that our insiders will collectively own 20.0% of our issued and outstanding shares after the IPO (without given effect to the sale of the Private Placement Units, the Representative Shares (as defined below), and assuming our directors, officers, Sponsor or any of the foregoing’s affiliates (collectively, “insiders”) do not purchase Units in the IPO).

In conjunction with the IPO, the Company issued to the underwriter 75,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $81,348.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will complete its initial Business Combination only if the post-transaction company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, management has agreed that at least $10.025 per Unit (as defined in Note 3) sold in the IPO will be held into a U.S.-based trust account (“Trust Account”). The funds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to divided and/or interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the trust account will not be released from the trust account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s second amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 18 months from the closing of the IPO or up to two times, each by an additional three months (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time) provided that the Sponsor and/or designees must deposit into the Trust Account for each three months extension, $750,000, or $862,500 if the underwriter’s over-allotment option is exercised in full ($0.10 per unit in either case), up to an aggregate of $1,500,000 or $1,725,000 if the underwriter’s over-allotment option is exercised in full, on or prior to the date of the applicable deadline, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of public shares if the Company is unable to complete their initial Business Combination within 18 months from the closing of the IPO or up to two times, (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption accredited to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act.

The Company will have only 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time) to complete its initial Business Combination, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest generated from the funds held in the Trust Account released to us to pay dissolution expenses) divided by the number of the then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. time). The Sponsor and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any insider shares they hold if the Company fail to consummate an initial Business Combination within 18 months from the closing of this offering (or up to 24 months from the closing of this offering, if the Company extend the period of time to consummate a Business Combination).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.025 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.025 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the company. Therefore, it cannot be assured that that the Sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of June 30, 2024, the Company had no cash and a working capital deficiency of $92,408. On October 25, 2024, the Company completed its IPO. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period by April 25, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of June 30, 2024.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholder’s equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of ordinary share that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Class A ordinary shares subject to possible redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company will classify the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 7,500,000 Class A ordinary shares (or 8,625,000 Class A ordinary shares if the underwriters’ over-allotment option is exercised in full) sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Note 3 — Initial Public Offering

On October 25, 2024, the Company sold 7,500,000 Units in its IPO. Each Unit has an offering price of $10.00 and consists of one share of the Company’s Class A ordinary share and one right. Each right entitles the holder thereof to receive one-eighth of one Class A ordinary share upon completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold rights in multiples of 8 in order to receive shares for all of their rights upon closing of a Business Combination. The Company has also granted the underwriters a 45-day option to purchase up to an additional 1,125,000 Units to cover over-allotments, if any.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 240,000 Units at a price of $10.00 per Unit for an aggregate purchase price of $2,400,000 in the Private Placement. Each Private Placement Units was identical to the Units sold in the IPO, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial Business Combination (except to certain permitted transferees).

Note 5 — Related Party Transactions

Insider Shares

On April 23, 2024, the Company issued 2,156,250 Class B ordinary shares, or insider shares, par value $0.0001 per share, to its Sponsor for a purchase price of $25,000, or approximately $0.0116 per share. The insider shares held by the Company’s insiders include an aggregate of up to 281,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that its insiders will collectively own 20.0% of its issued and outstanding shares after this offering (without given effect to the sale of the Private Placement Units, the Representative Shares, and assuming our insiders do not purchase Units in the IPO).

On September 11, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 100,000 insider shares and 60,000 insider shares to Mr. Will Garner, the Company’s Chairman and CEO, and Ms. Yuanmei Ma, the Company’s CFO, respectively, for a total consideration of $1,855, or approximately $0.0116 per share. The fair value of the transfer of the 160,000 Founder Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”). The estimated fair value of the 160,000 Founder Shares totaled $187,200. On September 11, 2024, the Company recognized a share-based compensation expense of $185,345, net of the nominal cash consideration of $1,855 paid by the officers.

On October 24, 2024, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 60,000 of its Founder Shares, or 20,000 each to its three independent directors for their board service, for nominal cash consideration, of $696. The fair value of the transfer of the 60,000 Founder Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”). The estimated fair value of the 60,000 Founder Shares totaled $65,046. On October 24, 2024, the Company recognized a share-based compensation expense of $64,350, net of the nominal cash consideration of $696 paid by the directors.

The Private Placement shares are identical to the Class A ordinary shares included in the Units being sold in this offering. However, the Company’s insiders have agreed, pursuant to written letter agreements with the Company, (A) to vote their insider shares and Private Placement shares (as well as any public shares acquired in or after this offering) in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s second amended and restated memorandum and articles of association that would stop the Company’s public shareholders from redeeming their shares for cash or selling their insider shares and Private Placement shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company do not complete a Business Combination within 18 months from the closing of this offering (or up to 24 months from the closing of this offering if the Company extend the period of time to consummate a Business Combination) unless the Company provide public shareholders with the opportunity to redeem their public shares to receive cash from the Trust Account in connection with any such vote (regardless how such shareholders vote for such amendment), (C) not to redeem any insider shares and Private Placement shares (as well as any other shares acquired in or after this offering) for cash from the Trust Account in connection with a shareholder vote to approve the Company’s proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the Company’s second amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the insider shares and Private Placement shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

The insiders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of the Company’s initial Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of the Company’s initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummate a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The Private Placement Units (including the underlying securities) will not be transferable, assignable or saleable until the completion of the Company’s initial Business Combination (except to certain permitted transferees).

Due to related parties

On June 14, 2024, the Company appointed Mr. Will Garner as Chairman, Chief Executive Officer (“CEO”) and a member of board of directors of the Company. During his Term as a Chairman and CEO, he will receive annual cash compensation in the amount of $7,500, payable each month.

As of June 30, 2024, the Company had compensation expenses payable to Mr. Will Garner of $3,750.

On May 25, 2024, the Company appointed Ms. Yuanmei Ma as Chief Financial Officer, in addition to her current position as a member of the board of the directors. During her Term as Chief Financial Officer and a member of board of directors of the Company, she will receive annual cash compensation in the amount of $5,000, payable each month.

As of June 30, 2024, the Company did not owe Ms. Yuanmei Ma of any compensation expenses payable.

Promissory Note — Related Party

On April 18, 2024, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. As of June 30, 2024, the Company had an outstanding loan balance of $123,572. This loan is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2024 or (2) the date on which the Company consummates an initial public offering. The loan will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. On October 30, 2024, the Company has repaid the Promissory Note.

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the initial public offering if the funds not held in the Trust Account are insufficient, or to extend its life, its insiders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes (“Working Capital Loans”) may be converted upon consummation of the Company’s Business Combination into working capital Units at a price of $10.00 per Unit. If the Company do not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

As of June 30, 2024, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the insider shares, Private Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriter a 45-day option to purchase up to an additional 1,125,000 Units solely to cover over-allotments, if any.

The underwriter will be entitled to a cash underwriting discount of $0.15 per Unit, or $1,125,000 (or $1,293,750 if the underwriters’ over-allotment is exercised in full) at the closing of the IPO.

Additionally, the underwriter will be entitled to a cash underwriting discount of $0.20 per Unit, or $1,500,000 (or $1,725,000 if the underwriters’ over-allotment is exercised in full) at the closing of the initial business combination as deferred underwriting fee and an aggregate of 75,000 Class A ordinary shares (or up to 86,250 Class A ordinary shares if the underwriters’ over-allotment option is exercised in full) to be issued at the closing of the initial business combination. If the Company does not complete its initial business combination within the time period required by its second amended and restated memorandum and articles of association, the underwriters have agreed that (i) they will forfeit any rights or claims to their deferred underwriting discounts and commissions, including any accrued interest thereon, then in the trust account, and (ii) that the deferred underwriters’ discounts and commissions will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 Class A ordinary share with $0.0001 par value. As of June 30, 2024, there were no Class A ordinary share issued or outstanding.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 Class B ordinary share with $0.0001 par value. In April 2024, the Company issued an aggregate of 2,156,250 Insider shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share. Of the aggregate 2,156,250 Class B ordinary share outstanding, an aggregate of up to 281,250 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholder will collectively own 20.0% of the Company’s issued and outstanding shares of ordinary share after the IPO (without given effect to the sale of the Private Placement Units, the Representative Shares, and assuming the Company’s insiders do not purchase Units in the IPO).

On September 11, 2024, the Sponsor transferred an aggregate of 160,000 of its Founder Shares, or 100,000 of its Founder Shares and 60,000 of its Founder Shares to Mr. Garner, the Company’s Chairman and CEO, and Ms. Ma, the Company’s CFO, respectively, for their officer services (See Note 5).

On October 24, 2024, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 60,000 of its Founder Shares, or 20,000 each to the Company’s three independent directors for their board service (See Note 5).

Prior to the Company’s initial business combination, pursuant to its second amended and restated memorandum and articles of association, only holders of Class B ordinary shares, or insider shares will have the right to vote on the appointment of directors. Holders of our Class A ordinary shares will not be entitled to vote on the appointment of directors as long as the Company has Class B ordinary shares issued and outstanding. In addition, prior to its initial business combination, only holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, holders of Class A ordinary shares may not have any say in selecting management of the Company prior to the consummation of an initial business combination as long as the Company has class B ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial business combination at an one-to-one ratio.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial Business Combination. In the event the Company will not be the surviving company upon completion of the Company’s initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the Business Combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of eight in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of a Business Combination. If the Company are unable to complete an initial Business Combination within the required time period and the Company redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in these unaudited financial statements.

On September 11, 2024, the Sponsor transferred an aggregate of 160,000 of its Founder Shares, or 100,000 of its Founder Shares and 60,000 of its Founder Shares to Mr. Garner, the Company’s Chairman and CEO, and Ms. Ma, the Company’s CFO, respectively, for their officer services (See Note 5).

On September 17, 2024, the Sponsor and the underwriter agreed to amend the underwriting terms as follows, (i) an aggregate of 75,000 Class A ordinary shares (or up to 86,250 Class A ordinary shares if the underwriters’ over-allotment option is exercised in full) to be issued at the closing of the initial Business Combination and being amended to be issued upon the closing of the IPO, (ii) $10.00 per Public Unit of $75,000,000 (or $86,250,000 if the underwriters’ over-allotment option is exercised in full) from the net proceeds of the sale of the Units in the IPO and the sale of Private Placement Units to be placed in a Trust Account is being amended to $10.025 per Public Unit of $75,187,500 (or $86,465,625 if the underwriters’ over-allotment option is exercised in full) to be placed in a Trust Account, and (iii) the underwriter agreed to reimburse the Company $187,500 (or $215,625 if the underwriters’ over-allotment option is exercised in full) of the offering expenses as part of the transactions.

On October 24, 2024, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 60,000 of its Founder Shares, or 20,000 each to the Company’s three independent directors for their board service (See Note 5).

On October 25, 2024, the Company consummated its IPO of 7,500,000 Units. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive of one-eighth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $75,000,000.

Subsequent to June 30, 2024, the Sponsor loaned the Company of $150,397 to be used for a portion of the expenses of the IPO. On October 30, 2024, the Company has repaid the Promissory Note of $273,969 to the Sponsor.

In connection with the IPO, the underwriters were granted an option to purchase up to 1,125,000 additional Units to cover over-allotments, if any (the “Over-allotment Option”). On November 19, 2024, the underwriters exercised the Over-allotment Option in part, and purchased 1,000,000 Units (the “Option Units”), generating gross proceeds of $10,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 15,000 Private Units to the Sponsor at a purchase price of $10.00 Private Units, generating gross proceeds of $150,000. The Company also issued additional 10,000 Representative Shares to the underwriters.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Charlton Aria Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ST Sponsor II Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward- looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities Exchange Commission (the “SEC”) on October 24, 2024 (File No. 333-282313) (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Charlton Aria Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on March 22, 2024 as an exempted company with limited liability. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our IPO and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Our Initial Public Offering

On October 25, 2024, we consummated our IPO of 7,500,000 units (the “Public Units”), each Public Unit consisting of one Class A ordinary share (the “Class A Ordinary Shares”) of the Company, par value $0.0001 per share (the “Public Shares”), and one right (the “Rights”) of the Company, each right entitling the holder to receive one-eighth of one Class A Ordinary Share for $11.50 per share (the “Public Rights”). The Public Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $75,000,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with ST Sponsor II Limited, our sponsor (the “Sponsor”), of an aggregate of 240,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,400,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), and one Right (the “Private Placement Rights”). The terms and provisions of the Private Placement Shares and Private Placement Rights in the Private Placement Units are identical to the Public Shares and Public Rights, respectively, except that, subject to certain limited exceptions, the Private Placement Shares are subject to transfer restrictions until the consummation of the Company’s Business Combination. On April 28, 2022, a total of $75,187,500 of the net proceeds from the IPO and the Private Placement was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s Public Shareholders at a U.S. based trust account, with Continental Stock Transfer & Trust Company, acting as trustee.

We also issued to Clear Street LLC, the representative of the underwriters of the IPO (the “Representative”), 75,000 Class A Ordinary Shares as part of the underwriting compensation (the “Representative Shares”) on the closing of the IPO. The Representative Shares are identical to the Class A Ordinary Shares included in the Units, with certain exceptions.

The underwriters have been granted a 45-day option to purchase up to an additional 1,125,000 units offered by the Company to cover over-allotments, if any. Up to 281,250 shares of the 2,156,250 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary share”) of the Company held by our Sponsor (the “Founder Shares”) will be forfeited to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that our insiders will collectively own 20.0% of our issued and outstanding shares after the IPO (without given effect to the sale of the Private Placemen5 Units, the Representative Shares, and assuming our directors, officers, Sponsor or any of the foregoing’s affiliates (collectively, the “insiders”) do not purchase Public Units in the IPO).

Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and preparing for consummation of a Business Combination. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Recent Development

Option Offering

In connection with the IPO, the underwriters were granted an option to purchase up to 1,125,000 additional Units to cover over-allotments, if any (the “Over-allotment Option”). On November 19, 2024, the Representative exercised the Over-allotment Option in part, and purchased 1,000,000 Units (the “Option Units”), generating gross proceeds of $10,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 15,000 Private Units (the “Additional Private Placement Units”) to the Sponsor at a purchase price of $10.00 Private Placement Units, generating gross proceeds of $150,000. The Company also issued additional 10,000 Representative Shares to the Representative.

In connection with the offering of the Option Units and the sale of Additional Private Placement Units, the proceeds of $10,025,000 from the proceeds of the offering of the Option Units and the sale of Additional Private Placement Units were placed in the trust account established for the benefit of the Company’s public shareholders and the underwriters of the IPO, with Continental Stock Transfer & Trust Company acting as trustee.

The sales of the Additional Private Placement Units issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Separation of Units

On November 25, 2024, the Company announced that holders of the Company’s Public Units may elect to separately trade the Public Shares and Public Rights from the Public Units, commencing on or about November 26, 2024.

The Class A ordinary shares and rights will trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “CHAR” and “CHARR”, respectively. Units not separated will continue to trade on Nasdaq under the symbol “CHARU.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) to June 30, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2024, we had a net loss of $15,833, all of which consisted of formation and operating costs.

For the period from March 22, 2024 (inception) through June 30, 2024, we had a net loss of $15,853, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2024 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $500,000.

Following the closing of the IPO and sale of the Private Placement Units on October 25, 2024, a total of $75,187,500 was placed in the Trust Account, and we had $576,299 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $3,060,711 in transaction costs, consisting of $1,125,000 of underwriting fees, $1,500,000 of deferred underwriting fees, $81,348 of the Representative Shares (discussed in the below), and $354,363 of other offering costs.

In conjunction with the IPO, the Company issued to the underwriter 75,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $81,348.

As of June 30, 2024, the Company had no cash and a working capital deficit of $92,408 (excluding deferred offering costs). Upon the closing of the IPO and the Private Placement on October 25, 2024, cash of $576,299 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

We intend to use the funds held outside the Trust Account to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Insiders or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the Business Combination, it would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Registration Rights

The holders of the Founder Shares and Private Placement Units, including any Working Capital Units of those issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on October 24, 2024. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses of filing any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,125,000 additional Public Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters received a cash underwriting discount of $0.15 per Public Unit, or $1,125,000 in the aggregate and paid at the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.20 per Public Unit, or approximately $1,500,000 in the aggregate upon the consummation of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes its Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the following material weaknesses identified by our management.

●	Inadequate segregation of duties within account processes due to limited personnel; and

●	Insufficient written policies and procedures for accounting, information technology, and financial reporting and record keeping.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This quarterly report on Form 10-Q (the “Quarterly Report”) does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

Unregistered Sales of Equity Securities

Founder Shares Sales and Transfer

On April 23, 2024, the Company issued 2,156,250 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), to ST Sponsor II Limited, the sponsor of the IPO (the “Sponsor”) for a purchase price of $25,000, or approximately $0.0116 per share. The Founder Shares held by the Company’s insiders include an aggregate of up to 281,250 shares subject to forfeiture to the extent that the underwriters’ Over-allotment Option (as defined below) is not exercised in full or in part.

On September 11, 2024, the Sponsor entered into a securities transfer agreement, pursuant to which the Sponsor transferred 100,000 insider shares and 60,000 insider shares to Mr. Will Garner, the Company’s Chairman and CEO, and Ms. Yuanmei Ma, the Company’s CFO, respectively, for a total consideration of $1,855, or approximately $0.0116 per share.

On October 24, 2024, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 60,000 of its Founder Shares, or 20,000 each to its three independent directors for their board service, for nominal cash consideration, of $696.

Private Placements

On October 25, 2024, simultaneously with the closing of the IPO, the Company completed the Private Placement of 240,000 Private Placement Units to the Company’s sponsor, at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to the Company of $2,400,000.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

In connection with the IPO, the underwriters were granted an option to purchase up to 1,125,000 additional Units to cover over-allotments, if any (the “Over-allotment Option”). On November 19, 2024, the Representative exercised the Over-allotment Option in part, and purchased 1,000,000 Units (the “Option Units”), generating gross proceeds of $10,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 15,000 Private Units (the “Additional Private Placement Units”) to the Sponsor at a purchase price of $10.00 Private Placement Units, generating gross proceeds of $150,000.

The sales of the Additional Private Placement Units issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On October 25, 2024, we consummated the IPO of 7,500,000 Public Units, at a price of $10.00 per Unit, generating gross proceeds of $75,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 240,000 Private Placement Units, to our sponsor in Private Placement, generating gross proceeds of $2,400,000.

The net proceeds of $75,187,500 from the IPO and the Private Placement were placed in the Trust Account established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

On November 19, 2024, in connection with the offering of the Option Units and the sale of Additional Private Placement Units, the proceeds of $10,025,000 from the proceeds of the offering of the Option Units and the sale of Additional Private Placement Units were placed in the trust account established for the benefit of the Company’s public shareholders and the underwriters of the IPO, with Continental Stock Transfer & Trust Company acting as trustee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Charlton Aria Acquisition Corporation

Date: December 3, 2024	By:	/s/ Robert W. Garner
Robert W. Garner
Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2024	By:	/s/ Yuanmei Ma
Yuanmei Ma
Chief Financial Officer (Principal Financial Officer)