Form 10-Q
period 2024-09-30
Charlton Aria Acquisition Corp
filed 2024-12-03
CIK 2024459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Charlton Aria Acquisition Corporation

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	1

Item 1. FINANCIAL STATEMENTS (UNAUDITED)	1
Balance Sheet as of September 30, 2024 (Unaudited)	1
Statements of Operations for the three months ended September 30, 2024 and the period from March 22, 2024 (inception) through September 30, 2024 (Unaudited)	2
Statement of Changes in Shareholder’s Equity (Deficit) for the period from March 22, 2024 (inception) through September 30, 2024 (Unaudited)	3
Statement of Cash Flows for the period from March 22, 2024 (inception) through September 30, 2024 (Unaudited)	4
Notes to Unaudited Financial Statements	5
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
Item 4. CONTROLS AND PROCEDURES	19

PART II – OTHER INFORMATION	20

Item 1. LEGAL PROCEEDINGS	20
Item 1A. RISK FACTORS	20
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES	20
Item 3. DEFAULTS UPON SENIOR SECURITIES	20
Item 4. MINE SAFETY DISCLOSURES	20
Item 5. OTHER INFORMATION	21
Item 6. EXHIBITS	21
SIGNATURES	22

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHARLTON ARIA ACQUISITION CORPORATION

BALANCE SHEET

AS OF SEPTEMBER 30, 2024

(Unaudited)

Assets
Current Assets
Prepaid expenses	$10,000
Total Current Assets	10,000

Non-current Assets
Deferred offering costs	199,753
Total Assets	$209,753

Liabilities and Shareholder’s Deficit
Current Liabilities
Accrued deferred offering cost	$33,459
Due to related parties	28,750
Promissory note - related party	268,723
Total Current Liabilities	330,932
Total Liabilities	330,932

Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, none issued and outstanding	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,156,250 shares issued and outstanding (1)	216
Additional paid-in capital	210,129
Accumulated deficit	(331,524)
Total Shareholders’ Deficit	(121,179)
Total Liabilities and Shareholders’ Deficit	$209,753

(1)	This number includes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

		For The Period From
	For The	March 22, 2024
	Three Months Ended	(inception) Through
	September 30, 2024	September 30, 2024
Formation and operating costs	$130,326	$146,179
Stock-based compensation expense	185,345	185,345
Net loss	$(315,671)	$(331,524)

Basic and diluted weighted average Class B ordinary shares outstanding (1)	1,875,000	1,875,000

Basic and diluted net loss per Class B ordinary share	$(0.17)	$(0.18)

(1)	This number excludes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Ordinary Shares				Additional		Total
	Preference Shares		Class A		Class B		Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares (1)	Amount	Capital	Deficit	(Deficit)
Balance as of March 22, 2024 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	-	(20)	(20)
Balance as of March 31, 2024	-	-	-	-	-	-	-	(20)	(20)
Insider shares issued to initial shareholder (1)	-	-	-	-	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	-	-	-	-	(15,833)	(15,833)
Balance as of June 30, 2024	-	-	-	-	2,156,250	216	24,784	(15,853)	9,147
Stock-based compensation expense	-	-	-	-	-	-	185,345	-	185,345
Net loss	-	-	-	-	-	-	-	(315,671)	(315,671)
Balance as of September 30, 2024	-	$-	-	$-	2,156,250	$216	$210,129	$(331,524)	$(121,179)

(1)	This number includes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 22, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(331,524)
Adjustments to reconcile net loss to net cash used in operating activities
Formation and operating cost paid by the Sponsor	117,429
Stock-based compensation expense	185,345
Changes in operating assets and liabilities:
Due to related parties	28,750
Net Cash Used in Operating Activities	-

Net Change in Cash	-

Cash, beginning of period	-
Cash, end of period	$-

Supplemental Disclosure of Cash Flow Information:
Prepaid expenses paid via promissory note - related party	$10,000
Deferred offering costs included in accrued offering costs	$33,459
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid via promissory note - related party	$141,294

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

As of September 30, 2024, the Company had not commenced any operations. For the period from March 22, 2024 (inception) through September 30, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO (as defined below) and private placement (“Private Placement”, see Note 4).

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

Going Concern Consideration

As of September 30, 2024, the Company had no cash and a working capital deficiency of $320,932. On October 25, 2024, the Company completed its IPO. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period by April 25, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. Operating results for the interim period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of September 30,2024.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of ordinary share that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

Stock-based compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to directors and officers as an expense in the financial statement over the requisite service period based on a measurement of fair value for each stock-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the estimated stock price of the Company, expected life of shares, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

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

As of September 30, 2024, the Company had compensation expenses payable to Mr. Will Garner of $18,750.

On May 25, 2024, the Company appointed Ms. Yuanmei Ma as Chief Financial Officer, in addition to her current position as a member of the board of the directors. During her Term as Chief Financial Officer and a member of board of directors of the Company, she will receive annual cash compensation in the amount of $5,000, payable each month.

As of September 30, 2024, the Company had compensation expenses payable to Ms. Yuanmei Ma of $10,000.

Promissory Note — Related Party

On April 18, 2024, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. As of September 30, 2024, the Company had an outstanding loan balance of $268,723. This loan is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2024 or (2) the date on which the Company consummates an initial public offering. The loan will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. On October 30, 2024, the Company has repaid the Promissory Note.

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

As of September 30, 2024, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 Class A ordinary share with $0.0001 par value. As of September 30, 2024, there were no Class A ordinary share issued or outstanding.

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

Subsequent to September 30, 2024, the Sponsor loaned the Company of $5,246 to be used for a portion of the expenses of the IPO. On October 30, 2024, the Company has repaid the Promissory Note of $273,969 to the Sponsor.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) to September 30, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2024, we had a net loss of $315,671, which consisted of formation and operating costs of $130,326 and stock-based compensation expense of $185,345.

For the period from March 22, 2024 (inception) through September 30, 2024, we had a net loss of $331,524, which consisted of formation and operating costs of $146,179 and stock-based compensation expense of $185,345.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2024 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $500,000.

Following the closing of the IPO and sale of the Private Placement Units on October 25, 2024, a total of $75,187,500 was placed in the Trust Account, and we had $576,299 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $3,060,711 in transaction costs, consisting of $1,125,000 of underwriting fees, $1,500,000 of deferred underwriting fees, $81,348 of the Representative Shares (as discussed below), and $354,363 of other offering costs.

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

As of September 30, 2024, the Company had no cash and a working capital deficit of $320,932 (excluding deferred offering costs). Upon the closing of the IPO and the Private Placement on October 25, 2024, cash of $576,299 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the following material weaknesses identified by our management.

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

PART II - OTHER INFORMATION

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished.

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