Form 10-Q
period 2025-03-31
Charlton Aria Acquisition Corp
filed 2025-05-12
CIK 2024459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 8,840,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,125,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Charlton Aria Acquisition Corporation

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	1

Item 1. FINANCIAL STATEMENTS (UNAUDITED)	1
Balance Sheets as of March 31, 2025 and December 31, 2024 (Unaudited)	1
Statements of Operations for the Three Months Ended March 31, 2025 and for the Period from March 22, 2024 (Inception) Through March 31, 2024 (Unaudited)	2
Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2025 and for the Period from March 22, 2024 (Inception) Through March 31, 2024 (Unaudited)	3
Statements of Cash Flows for the Three Months Ended March 31, 2025 and for the Period from March 22, 2024 (Inception) Through March 31, 2024 (Unaudited)	4
Notes to Unaudited Financial Statements	5
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
Item 4. CONTROLS AND PROCEDURES	22

PART II – OTHER INFORMATION	23

Item 1. LEGAL PROCEEDINGS	23
Item 1A. RISK FACTORS	23
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES	23
Item 3. DEFAULTS UPON SENIOR SECURITIES	23
Item 4. MINE SAFETY DISCLOSURES	23
Item 5. OTHER INFORMATION	23
Item 6. EXHIBITS	24
SIGNATURES	25

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHARLTON ARIA ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$186,232	$447,419
Prepaid expenses	105,285	9,365
Total Current Assets	291,517	456,784

Cash and investments held in Trust Account	86,769,326	85,870,124
Total Assets	$87,060,843	$86,326,908

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$38,562	$35,884
Due to related parties	13,750	13,750
Total Current Liabilities	52,312	49,634

Deferred underwriting commission payable	1,700,000	1,700,000
Total Liabilities	1,752,312	1,749,634

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,500,000 shares at redemption value of $10.21 and $10.10 per share as of March 31, 2025 and December 31, 2024, respectively	86,769,326	85,870,124

Shareholders’ Deficit
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 340,000 shares issued and outstanding (excluding 8,500,000 shares subject to possible redemption)	34	34
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,125,000 shares issued and outstanding	213	213
Additional paid-in capital	-	-
Accumulated deficit	(1,461,042)	(1,293,097)
Total Shareholders’ Deficit	(1,460,795)	(1,292,850)
Total Liabilities and Shareholders’ Deficit	$87,060,843	$86,326,908

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

		For The Period From
	For the	March 22, 2024
	Three Months Ended	(Inception) Through
	March 31, 2025	March 31, 2024
Formation and operating costs	$170,252	$20
Loss from operations	(170,252)	(20)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	899,202	-
Interest income	2,307	-
Total other income	901,509	-

Net income (loss)	$731,257	$(20)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,500,000	-
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.07	$-
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,465,000	-
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$0.07	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM MARCH 22, 2024

(INCEPTION) THROUGH MARCH 31, 2024

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	340,000	$34	2,125,000	$213	$-	$(1,293,097)	$(1,292,850)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(899,202)	(899,202)
Net income	-	-	-	-	-	731,257	731,257
Balance as of March 31, 2025	340,000	$34	2,125,000	$213	$-	$(1,461,042)	$(1,460,795)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 22, 2024 (Inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(20)	(20)
Balance as of March 31, 2024	-	$-	-	$-	$-	$(20)	$(20)

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

		For The Period From
	For The	March 22, 2024
	Three Months Ended	(Inception) Through
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$731,257	$(20)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Formation and operating cost paid by the Sponsor	-	20
Interest and dividends earned on cash and investments held in Trust Account	(899,202)	-
Changes in operating assets and liabilities:
Prepaid expenses	(95,920)	-
Accounts payable and accrued expenses	2,678	-
Net Cash Used in Operating Activities	(261,187)	-

Net Change in Cash	(261,187)	-

Cash, beginning of period	447,419	-
Cash, end of period	$186,232	$-

Supplemental Disclosure of Cash Flow Information:
Offering costs paid via promissory note - related party	$-	$15,000
Remeasurement of carrying value to redemption value	$899,202	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2025, the Company had not commenced any operations. For the period from March 22, 2024 (inception) through March 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) and search for target for business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and private placement (“Private Placement”, see Note 4).

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

In connection with the IPO, the underwriters were granted an option to purchase up to 1,125,000 additional Units to cover over-allotments, if any (the “Over-allotment Option”). On November 19, 2024, the Representative exercised the Over-allotment Option in part, and purchased 1,000,000 Units (the “Option Units”), generating gross proceeds of $10,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 15,000 Private Units (the “Additional Private Placement Units”) to the sponsor at a purchase price of $10.00 Private Units, generating gross proceeds of $150,000. The Company also issued an additional 10,000 Representative Shares to the Representative.

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

The Company will have until April 25, 2026 (or 18 months from the consummation of the IPO) to consummate its initial business combination. If it anticipates that it may not be able to consummate its initial business combination by then, it may, but is not obligated to, extend the period of time to consummate an initial business combination two times by an additional three months each time (until July 25, 2026 or October 25, 2026, or up to 21 months or 24 months from the consummation of the IPO to complete an initial business combination), provided that the sponsor and/or designees must deposit into the trust account for each three months extension, $850,000 ($0.10 per unit in either case), up to an aggregate of $1,750,000 on or prior to the date of the applicable deadline. The applicable deadline to consummate the initial business combination in each case, April 25, 2026, July 25, 2026, or October 25, 2026, is referred as the “Combination Deadline”.

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

If the Company does not complete its initial business combination by Combination Deadline, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest generated from the funds held in the trust account released to us to pay dissolution expenses) divided by the number of the then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable time). The sponsor and each member of management team have entered into an agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an initial business combination by the Combination Deadline.

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

Going Concern Consideration

As of March 31, 2025, the Company had $186,232 of cash and a working capital of $239,205. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Period by April 25, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 24, 2025.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $186,232 and $447,419 as of March 31, 2025 and December 31, 2024, respectively.

Cash and Investments Held in Trust Account

As of March 31, 2025 and December 31, 2024, substantially all of the assets of $86,769,326 and $85,870,124 held in the trust account, which are invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and is automatically reinvested. The fair value for these investments is determined using quoted market prices in active markets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of March 31, 2025, and December 31, 2024, $0 and $197,419, respectively, were over the FDIC limit. The Company has not experienced losses on these accounts.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value. For the three months ended March 31, 2025, the Company has not considered the effect of the 8,755,000 Rights included in the Units, the Private Placement Units, the Option Units and the Additional Private Placement Units, in the calculation of diluted net income per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

For The Period From
	For The Three Months		March 22, 2024
	Ended		(Inception) Through
	March 31, 2025		March 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$566,866	$164,391	$-	$(20)
Denominators:
Basic and diluted weighted average shares outstanding	8,500,000	2,465,000	-	-
Basic and diluted net income per ordinary share	$0.07	$0.07	$-	$-

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

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in trust account	$86,769,326	$86,769,326	$-	$-
Total	$86,769,326	$86,769,326	$-	$-

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in trust account	$85,870,124	$85,870,124	$-	$-
Total	$85,870,124	$85,870,124	$-	$-

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

As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, March 22, 2024 (Inception)	$-
Gross Proceeds	85,000,000
Less:
Proceeds allocated to Public Rights	(1,152,422)
Proceeds allocated to over-allotment option	(197,896)
Redeemable Class A ordinary shares issuance cost	(3,350,023)
Plus:
Initial measurement of carrying value to redemption value	4,912,841
Remeasurement of carrying value to redemption value	657,624
Class A ordinary shares subject to possible redemption, December 31, 2024	85,870,124
Plus: Remeasurement of carrying value to redemption value	899,202
Class A ordinary shares subject to possible redemption, March 31, 2025	$86,769,326

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of March 31, 2025 and December 31, 2024, the Company had compensation expenses payable to Mr. Will Garner of $8,750.

On May 25, 2024, the Company appointed Ms. Yuanmei Ma as Chief Financial Officer, in addition to her current position as a member of the board of the directors. During her Term as Chief Financial Officer and a member of board of directors of the Company, she will receive annual cash compensation in the amount of $5,000, payable each month.

As of March 31, 2025 and December 31, 2024, the Company had compensation expenses payable to Ms. Yuanmei Ma of $5,000.

Promissory Note — Related Party

On April 18, 2024, the sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note of $273,969 is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2024 or (2) the date on which the Company consummates an initial public offering. The Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the trust account. As of March 31, 2025 and December 31, 2024, the Company had Promissory Note of $0.

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the initial public offering if the funds not held in the trust account are insufficient, or to extend its life, its insiders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes (“Working Capital Loans”) may be converted upon consummation of the Company’s initial business combination into working capital Units at a price of $10.00 per Unit. If the Company does not complete an initial business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

As of March 31, 2025 and December 31, 2024, deferred underwriting discounts and commissions amounted to $1,700,000 payable upon consummation of the Company’s initial business combination.

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 Class A ordinary share with $0.0001 par value. As of March 31, 2025 and December 31, 2024, there were 340,000 shares of Class A ordinary share issued or outstanding, excluding 8,500,000 Class A ordinary shares subject to possible redemption.

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

Rights

As of March 31, 2025 and December 31, 2024, there were 8,500,000 Public Rights and 255,000 private rights included in the Private Placement Units outstanding.  Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of eight in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metric, formation and operating costs and interest income and dividends earned on investment held in Trust Account which include the accompanying unaudited statement of operations.

The key measures of segment profit or loss reviewed by our CODM are interest and dividends earned on investment held in Trust Account and formation and operating costs. The CODM reviews interest and dividends earned on investment held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also specifically reviews professional service fees in connection with the business combination, which are a significant segment expense as these represent significant costs affecting the Company’s consummation of the business combination. However, for the three months ended March 31, 2025 and for the period from March 22, 2024 (inception) to March 31, 2024, professional service fees in connection with the business combination amounted to $0.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited financial statements, other than the event described below.

On May 12, 2025, Sunny Tan Kah Wei, then director and sole shareholder of the Sponsor, entered into a share purchase agreement with Sovereign Global Trust LLC (“Investor”), a Delaware limited liability company, under which Mr. Tan agreed to (x) sell all 100 issued and outstanding ordinary shares of the Sponsor to the Investor, and (y) appoint the Investor as the new director of the Sponsor on the same day; in exchange, Mr. Tan would receive (x) $4 million in cash and (y) resign as director of the Sponsor upon closing (the “Closing”) of the transactions contemplated under the share purchase agreement on May 13, 2025. It is expected that upon Closing, the Investor shall become sole director and shareholder of the Sponsor and shall have exclusive investment and management authority over the Sponsor.

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

The underwriters have been granted a 45-day option to purchase up to an additional 1,125,000 units offered by the Company to cover over-allotments, if any. Up to 281,250 shares of the 2,156,250 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary share”) of the Company held by our Sponsor (the “Founder Shares”) will be forfeited to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that our insiders will collectively own 20.0% of our issued and outstanding shares after the IPO (without given effect to the sale of the Private Placement Units, the Representative Shares, and assuming our directors, officers, Sponsor or any of the foregoing’s affiliates (collectively, the “insiders”) do not purchase Public Units in the IPO).  On November 19, 2024, the Representative exercised the Over-allotment Option in part, and purchased 1,000,000 Units (the “Option Units”), generating gross proceeds of $10,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 15,000 Private Placement Units (the “Additional Private Placement Units”) to the sponsor at a purchase price of $10.00 Private Placement Units, generating gross proceeds of $150,000.

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

Sponsor Change

On May 12, 2025, Sunny Tan Kah Wei, then director and sole shareholder of the Sponsor, entered into a share purchase agreement with Sovereign Global Trust LLC (“Investor”), a Delaware limited liability company, under which Mr. Tan agreed to (x) sell all 100 issued and outstanding ordinary shares of the Sponsor to the Investor, and (y) appoint the Investor as the new director of the Sponsor on the same day; in exchange, Mr. Tan would receive (x) $4 million in cash and (y) resign as director of the Sponsor upon closing (the “Closing”) of the transactions contemplated under the share purchase agreement on May 13, 2025. It is expected that upon Closing, the Investor shall become sole director and shareholder of the Sponsor and shall have exclusive investment and management authority over the Sponsor.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) to March 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest and dividends earned on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended March 31, 2025, we had a net income of $731,257, which consisted of interest and dividends earned on investments held in trust account of $899,202 and interest income of $2,307, which was offset by formation and operating costs of $170,252.

For the period from March 22, 2024 (inception) through March 31, 2024, we had a net loss of $20, which consisted of formation and operating costs of $20.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2025 had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

As of March 31, 2025, the Company had cash of $186,232 and working capital of $239,205.

For the three months ended March 31, 2025, there was $261,187 of cash used in operating activities resulting from dividend earned on investments held in trust account of $899,202 and the increase in prepaid expenses of $95,920. The changes were offset by net income of $731,257 and the increase in accounts payable and accrued expenses of $2,678.

For the period from March 22, 2024 (inception) through March 31, 2024, there was $0 of cash used in or provided by operating activities.

For the three months ended March 31, 2025 and for the period from March 22, 2024 (inception) through March 31, 2024, there was no investing activities.

For the three months ended March 31, 2025 and for the period from March 22, 2024 (inception) through March 31, 2024, there was no financing activities.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if we are unable to complete a Business Combination within the Combination Period by April 25, 2026, if not further extended, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (the “US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. We did not identify any critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 12, 2025, Sunny Tan Kah Wei, then director and sole shareholder of ST Sponsor II Limited, a Cayman Islands exempted company and the sponsor of the Company’s initial public offering (the “Sponsor”), entered into a share purchase agreement with Sovereign Global Trust LLC (“Investor”), a Delaware limited liability company, under which Mr. Tan agreed to (x) sell all 100 issued and outstanding ordinary shares of the Sponsor to the Investor, and (y) appoint the Investor as the new director of the Sponsor on the same day; in exchange, Mr. Tan would receive (x) $4 million in cash and (y) resign as director of the Sponsor upon closing (the “Closing”) of the transactions contemplated under the share purchase agreement on May 13, 2025. It is expected that upon Closing, the Investor shall become sole director and shareholder of the Sponsor and shall have exclusive investment and management authority over the Sponsor.

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

Charlton Aria Acquisition Corporation

Date: May 12, 2025	By:	/s/ Robert W. Garner
Robert W. Garner
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Yuanmei Ma
Yuanmei Ma
Chief Financial Officer (Principal Financial Officer)