Form 10-Q
period 2025-06-30
Charlton Aria Acquisition Corp
filed 2025-08-04
CIK 2024459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

As of August 1, 2025, there were 8,840,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,125,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Charlton Aria Acquisition Corporation

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	1

Item 1. FINANCIAL STATEMENTS (UNAUDITED)	1
Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited)	1
Statements of Operations for the Three Months Ended June 30, 2025 and 2024, for the Six Months Ended June 30, 2025, and For The Period from March 22, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Statements of Changes in Shareholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2025, for the Three Months Ended June 30, 2024, and for the Period from March 22, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period From March 22, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Unaudited Financial Statements	5
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
Item 4. CONTROLS AND PROCEDURES	21

PART II – OTHER INFORMATION	22

Item 1. LEGAL PROCEEDINGS	22
Item 1A. RISK FACTORS	22
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES	22
Item 3. DEFAULTS UPON SENIOR SECURITIES	22
Item 4. MINE SAFETY DISCLOSURES	22
Item 5. OTHER INFORMATION	22
Item 6. EXHIBITS	23
SIGNATURES	24

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHARLTON ARIA ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$48,631	$447,419
Prepaid expenses	69,912	9,365
Total Current Assets	118,543	456,784

Cash and investments held in Trust Account	87,673,954	85,870,124
Total Assets	$87,792,497	$86,326,908

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$4,692	$35,884
Due to related parties	1,250	13,750
Total Current Liabilities	5,942	49,634

Deferred underwriting commission payable	1,700,000	1,700,000
Total Liabilities	1,705,942	1,749,634

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,500,000 shares at redemption value of $10.31 and $10.10 per share as of June 30, 2025 and December 31, 2024, respectively	87,673,954	85,870,124

Shareholders' Deficit
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 340,000 shares issued and outstanding (excluding 8,500,000 shares subject to possible redemption)	34	34
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,125,000 shares issued and outstanding	213	213
Additional paid-in capital	-	-
Accumulated deficit	(1,587,646)	(1,293,097)
Total Shareholders' Deficit	(1,587,399)	(1,292,850)
Total Liabilities and Shareholders' Deficit	$87,792,497	$86,326,908

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Period From March 22, 2024 (Inception) Through June 30, 2024
Formation and operating costs	$127,380	$15,833	$297,632	$15,853
Loss from operations	(127,380)	(15,833)	(297,632)	(15,853)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	904,628	-	1,803,830	-
Interest income	776	-	3,083	-
Total other income	905,404	-	1,806,913	-

Net income (loss)	$778,024	$(15,833)	$1,509,281	$(15,853)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,500,000	-	8,500,000	-
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.07	$-	$0.14	$-
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,465,000	1,875,000 (1)	2,465,000	1,875,000 (1)
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.07	$(0.01)	$0.14	$(0.01)

(1)	This number excludes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 19, 2024, the underwriters partially exercised the over-allotment option for an additional 1,000,000 Units, reducing the Class B ordinary shares subject to forfeiture to 31,250. On December 9, 2024, the remainder of the over-allotment option to purchase 125,000 Units expired and the 31,250 Class B ordinary shares were forfeited, resulting in an aggregated of 2,125,000 Class B ordinary shares issued and outstanding (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, FOR THE THREE MONTHS ENDED
JUNE 30, 2024, AND FOR THE PERIOD FROM MARCH 22, 2024 (INCEPTION)
THROUGH JUNE 30, 2024

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	340,000	$34	2,125,000	$213	$-	$(1,293,097)	$(1,292,850)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(899,202)	(899,202)
Net income	-	-	-	-	-	731,257	731,257
Balance as of March 31, 2025	340,000	34	2,125,000	213	-	(1,461,042)	(1,460,795)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(904,628)	(904,628)
Net income	-	-	-	-	-	778,024	778,024
Balance as of June 30, 2025	340,000	$34	2,125,000	$213	$-	$(1,587,646)	$(1,587,399)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of March 22, 2024 (Inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(20)	(20)
Balance as of March 31, 2024	-	-	-	-	-	(20)	(20)
Insider shares issued to initial shareholder	-	-	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	-	-	(15,833)	(15,833)
Balance as of June 30, 2024	-	$-	2,156,250	$216	$24,784	$(15,853)	$9,147

(1)	This number includes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 19, 2024, the underwriters partially exercised the over-allotment option for an additional 1,000,000 Units, reducing the Class B ordinary shares subject to forfeiture to 31,250. On December 9, 2024, the remainder of the over-allotment option to purchase 125,000 Units expired and the 31,250 Class B ordinary shares were forfeited, resulting in an aggregated of 2,125,000 Class B ordinary shares issued and outstanding (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

		For The Period From
	For The	March 22, 2024
	Six Months Ended	(Inception) Through
Cash Flows from Operating Activities:	June 30, 2025	June 30, 2024
Net income (loss)	$1,509,281	$(15,853)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Formation and operating cost paid by the Sponsor	-	12,103
Interest and dividends earned on cash and investments held in Trust Account	(1,803,830)	-
Changes in operating assets and liabilities:
Prepaid expenses	(60,547)	-
Accounts payable and accrued expenses	(31,192)	-
Due to related parties	(12,500)	3,750
Net Cash Used in Operating Activities	(398,788)	-

Net Change in Cash	(398,788)	-

Cash, beginning of period	447,419	-
Cash, end of period	$48,631	$-

Supplemental Disclosure of Cash Flow Information:
Prepaid expenses paid via promissory note - related party	$-	$42,500
Deferred offering costs included in accrued offering costs	$-	$7,586
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred offering costs paid via promissory note - related party	$-	$68,969
Remeasurement of carrying value to redemption value	$1,803,830	$-

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

As of June 30, 2025, the Company had not commenced any operations. For the period from March 22, 2024 (inception) through June 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) and search for target for business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and private placement (“Private Placement”, see Note 4).

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

The sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.025 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.025 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Company’s sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the company. Therefore, it cannot be assured that the sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of June 30, 2025, the Company had $48,631 of cash and a working capital of $112,601. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Period by April 25, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. Operating results for the interim period June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 24, 2025.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $48,631 and $447,419 as of June 30, 2025 and December 31, 2024, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2025 and December 31, 2024, substantially all of the assets of $87,673,954 and $85,870,124 held in the trust account, which are invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and is automatically reinvested. The fair value for these investments is determined using quoted market prices in active markets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of June 30, 2025 and December 31, 2024, $0 and $197,419, respectively, were over the FDIC limit. The Company has not experienced losses on these accounts.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value. For the three and six months ended June 30, 2025, the Company has not considered the effect of the 8,755,000 Rights included in the Units, the Private Placement Units, the Option Units and the Additional Private Placement Units, in the calculation of diluted net income per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

	For The Three Months Ended		For The Three Months Ended
	June 30, 2025		June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$603,119	$174,905	$-	$(15,833)
Denominators:
Basic and diluted weighted average shares outstanding	8,500,000	2,465,000	-	1,875,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$-	$(0.01)

			For The Period From
			March 22, 2024
	For The Six Months Ended		(Inception) Through
	June 30, 2025		June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$1,169,985	$339,296	$-	$(15,853)
Denominators:
Basic and diluted weighted average shares outstanding	8,500,000	2,465,000	-	1,875,000
Basic and diluted net income (loss) per ordinary share	$0.14	$0.14	$-	$(0.01)

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

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in trust account	$87,673,954	$87,673,954	$-	$-
Total	$87,673,954	$87,673,954	$-	$-

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in trust account	$85,870,124	$85,870,124	$-	$-
Total	$85,870,124	$85,870,124	$-	$-

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

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, March 22, 2024 (Inception)	$-
Gross Proceeds	85,000,000
Less:
Proceeds allocated to Public Rights	(1,152,422)
Proceeds allocated to over-allotment option	(197,896)
Redeemable Class A ordinary shares issuance cost	(3,350,023)
Plus:
Initial measurement of carrying value to redemption value	4,912,841
Remeasurement of carrying value to redemption value	657,624
Class A ordinary shares subject to possible redemption, December 31, 2024	85,870,124
Plus: Remeasurement of carrying value to redemption value	1,803,830
Class A ordinary shares subject to possible redemption, June 30, 2025	$87,673,954

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Founder Shares

On April 23, 2024, the Company issued 2,156,250 Class B ordinary shares, or founder shares, par value $0.0001 per share, to its Sponsor for a purchase price of $25,000, or approximately $0.0116 per share. On November 19, 2024, the underwriters partially exercised the over-allotment option for an additional 1,000,000 Units, reducing the Class B ordinary shares subject to forfeiture to 31,250. On December 9, 2024, the remainder of the over-allotment option to purchase 125,000 Units expired and the 31,250 founder shares were forfeited, resulting in the insiders collectively owning 20.0% of its issued and outstanding shares after this offering (without given effect to the sale of the Private Placement Units, the Representative Shares, and assuming our insiders do not purchase Units in the IPO).

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

As of June 30, 2025 and December 31, 2024, the Company had compensation expenses payable to Mr. Will Garner of $1,250 and $8,750, respectively.

On May 25, 2024, the Company appointed Ms. Yuanmei Ma as Chief Financial Officer, in addition to her current position as a member of the board of the directors. During her Term as Chief Financial Officer and a member of board of directors of the Company, she will receive annual cash compensation in the amount of $5,000, payable each month.

As of June 30, 2025 and December 31, 2024, the Company had compensation expenses payable to Ms. Yuanmei Ma of $0 and $5,000, respectively.

Promissory Note — Related Party

On April 18, 2024, the sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note of $273,969 is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2024 or (2) the date on which the Company consummates an initial public offering. The Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the trust account. As of June 30, 2025 and December 31, 2024, the Company had Promissory Note of $0.

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

As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

As of June 30, 2025 and December 31, 2024, deferred underwriting discounts and commissions amounted to $1,700,000 payable upon consummation of the Company’s initial business combination.

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 Class A ordinary share with $0.0001 par value. As of June 30, 2025 and December 31, 2024, there were 340,000 shares of Class A ordinary share issued or outstanding, excluding 8,500,000 Class A ordinary shares subject to possible redemption.

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

Rights

As of June 30, 2025 and December 31, 2024, there were 8,500,000 Public Rights and 255,000 private rights included in the Private Placement Units outstanding.  Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of eight in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

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

The key measures of segment profit or loss reviewed by our CODM are interest and dividends earned on investment held in Trust Account and formation and operating costs. The CODM reviews interest and dividends earned on investment held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also specifically reviews professional service fees in connection with the business combination, which are a significant segment expense as these represent significant costs affecting the Company’s consummation of the business combination. However, for the three and six months ended June 30, 2025, for the three months ended June 30, 2024 and for the period from March 22, 2024 (inception) through June 30, 2024, professional service fees in connection with the business combination amounted to $0.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities Exchange Commission (the “SEC”) on October 24, 2024 (File No. 333-282313) (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Cancellation of Founder Shares

On December 9, 2024, after the expiration of the Over-Allotment Option, pursuant to the IPO Prospectus and the founder share purchase agreement between the Company and the sponsor, the Company and the sponsor agreed to cancel 31,250 Class B ordinary shares of the Company so that our insiders would collectively own 20.0% of our issued and outstanding shares after the IPO. As a result, 2,125,000 founder shares remained issued and outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) to June 30, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest and dividends earned on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended June 30, 2025, we had a net income of $778,024, which consisted of interest and dividends earned on investments held in trust account of $904,628 and interest income of $776, which was partially offset by formation and operating costs of $127,380.

For the three months ended June 30, 2024, we had a net loss of $15,833, which consisted of formation and operating costs of $15,833.

For the six months ended June 30, 2025, we had a net income of $1,509,281, which consisted of interest and dividends earned on investments held in trust account of $1,803,830 and interest income of $3,083, which was partially offset by formation and operating costs of $297,632.

For the period from March 22, 2024 (inception) through June 30, 2024, we had a net loss of $15,853, which consisted of formation and operating costs of $15,853.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

As of June 30, 2025, the Company had cash of $48,631 and working capital of $112,601.

For the six months ended June 30, 2025, there was $398,788 of cash used in operating activities resulting from dividend earned on investments held in trust account of $1,803,830, the increase in prepaid expenses of $60,547, the decrease in accounts payable and accrued expenses of $31,192, and the decrease in due to related parties of $12,500. The changes were offset by net income of $1,509,281.

For the period from March 22, 2024 (inception) through June 30, 2024, there was $0 of cash used in or provided by operating activities.

For the six months ended June 30, 2025 and for the period from March 22, 2024 (inception) through June 30, 2024, there was no investing activities.

For the six months ended June 30, 2025 and for the period from March 22, 2024 (inception) through June 30, 2024, there was no financing activities.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Charlton Aria Acquisition Corporation

Date: August 1, 2025	By:	/s/ Robert W. Garner
Robert W. Garner
Chief Executive Officer

Date: August 1, 2025	By:	/s/ Yuanmei Ma
Yuanmei Ma
Chief Financial Officer