Form 10-K
period 2025-12-31
Charlton Aria Acquisition Corp
filed 2026-05-28
CIK 2024459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of May 26, 2026, there were 8,546,454 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,125,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

Recent Development

Change in Control of Sponsor

On May 13, 2025, Sunny Tan Kah Wei, the sole shareholder of our sponsor closed upon the transaction provided for by a Share Purchase Agreement (the “Sponsor Sale SPA”), dated as of May 12, 2025, with Sovereign Global Trust LLC, a Delaware limited liability company (“Buyer”).

Pursuant to the Sponsor Sale SPA, Mr. Wei sold all of his shares in the sponsor, representing a 100% interest therein, to Buyer, and Buyer became the sole shareholder of our sponsor. The purchase price was $4,000,000 consisting of funds held by Buyer for investment purposes, paid in cash at closing, plus customary transaction costs. This transaction is referred to below as the “Sponsor Transaction.”

Buyer’s sole member and sole manager is Valley Point Limited, a British Virgin Islands corporation (“Valley Point”). Accordingly, Valley Point is now the sole shareholder of the sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares and other securities held by the sponsor. Valley Point’s sole member and sole manager is Chen Siak Chan, a resident and citizen of Singapore. Accordingly, Chen Siak Chan, in his capacity as sole member and sole manager of Valley Point, the sole shareholder of the sponsor, is also deemed to have sole voting and investment discretion with respect to our shares and other securities held by the sponsor.

Changes in Directors and Officers

Departure of Directors and Officers

On February 2, 2026, Mr. Robert Will Garner, then Chairman, CEO and director of the Company, notified the board of directors (the “Board”) of the Company, that he has decided to resign all the positions he held at the Company, effective immediately.

Thereafter, on February 4, 2026, Mr. Mark Chaney, a member of the Board, notified the Board, that he has decided to resign as a member of the Board, effective immediately.

On March 24, 2026, Ms. Yuanmei Ma, the Chief Financial Officer and a director of the Company, notified the Board of the Company, that she has decided to resign both positions she held at the Company, effective immediately.

Appointment of Directors and Officers

On March 26, 2026, the Board approved the appointment of Mr. Jung Min Lee as the new Chief Executive Officer and a director of the Company, effective immediately. The Board also approved appointment of Mr. Jung Min Lee as the acting Chief Financial Officer of the Company until a new full time Chief Financial Officer is appointed. Mr. Lee does not hold any other positions with us and is not related to any of our directors or officers. Further, Mr. Lee is not a related person, promoter, or control person as defined in Item 404(a) of Regulation S-K.

Extension of the Business Combination Deadline

On April 24, 2026, our sponsor deposited $850,000 into the trust account, as a result of which, we have until July 25, 2026 to complete our initial business combination. In connection with the extension, the Company issued an unsecured promissory note dated April 23, 2026, in the principal amount of US$850,000 to our sponsor. The note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and the outstanding principal is payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

Working Capital Note

On April 17, 2026, the Company issued an unsecured promissory note to our sponsor in the principal amount of up to US$500,000 partially evidencing the loans provided previously by the Sponsor and partially allowing the Sponsor to provide additional loans thereunder. The note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and amounts outstanding thereunder are payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

Nasdaq Delinquency Notices

On April 16, 2026, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“ Nasdaq ”), notifying the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”), as required for continued listing on The Nasdaq Global Market. On May 22, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq, notifying the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “Form 10-Q”), as required for continued listing on The Nasdaq Global Market.

In connection with the two notices, Nasdaq provided the Company until June 15, 2026, to submit a plan to regain compliance with the Rule (the “Plan”) if the Company has not filed Form 10-K and Form 10-Q by June 15, 2026. If Nasdaq accepts the Plan, the Company may be granted an exception of up to 180 calendar days from the Form 10-K’s due date, or until October 12, 2026, to regain compliance with the Rule. In the event the Plan is not accepted by Nasdaq, the Company may appeal that decision to a Hearings Panel.

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

We will either (i) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares, regardless of whether they vote for or against, or abstain from voting on, the proposed initial business combination, for their pro rata portion of the aggregate amount then on deposit in the trust account (net of taxes payable and up to $100,000 of interest generated from the funds held in the trust account released to us to pay dissolution expenses) or (ii) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein. Notwithstanding the foregoing, our then-serving directors, officers and sponsor (the “insiders”) have agreed, pursuant to the letter agreement, dated October 24, 2024, among the Company and the insiders (the “Letter Agreement”), not to redeem any public shares held by them into their pro rata portion of the aggregate amount then on deposit in the trust account. The decision as to whether we will seek shareholder approval of our proposed initial business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we will have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the initial business combination.

We initially had until April 25, 2026 (or 18 months from the consummation of the IPO) to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination by then, we may, but are not obligated to, extend the period of time to consummate an initial business combination two times by an additional three months each time (until July 25, 2026 or October 25, 2026, or up to 21 months or 24 months from the consummation of the IPO to complete an initial business combination), provided that our sponsor and/or designees must deposit into the trust account for each three months extension, $850,000 ($0.10 per unit in either case), up to an aggregate of $1,700,000 on or prior to the date of the applicable deadline. On April 24, 2026, our sponsor deposited $850,000 into the trust account, as a result of which, we have until July 25, 2026 to complete our initial business combination. We refer the applicable deadline to consummate the initial business combination in each case, April 25, 2026, July 25, 2026 or October 25, 2026, as the “Combination Deadline”. There is no obligation for us or our sponsor to extend the time for us to complete our initial business combination. In the event that the time to complete an initial business combination is extended and our sponsors or their affiliates or designees make the payments necessary for such extension, they will receive a non-interest bearing, unsecured promissory note in the amount of any such deposit, which will not be repaid in the event that we are unable to close an initial business combination unless there are funds available outside the trust account to do so. We intend to issue a press release announcing any intention to extend the time to consummate an initial business combination at least three days prior to the applicable deadline. In addition, we intend to issue a press release or file a Current Report on Form 8-K promptly after the applicable deadline announcing whether or not the necessary funds had been timely deposited.

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

We have not selected any specific initial business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

Employees

We currently have one executive officer, Mr. Jung Min Lee, who serves as our Chief Executive Officer, Chairman, and the acting Chief Financial Officer. Mr. Lee is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on the status of the proposed Transactions and, if the proposed Transactions are not consummated, whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Holders

On December 31, 2025, there were two holders of record of our units, two holder of record of our Class A ordinary shares, one holder of record of our rights, and six holders of record of our Class B ordinary shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None, other than as previously reported in the Company’s filings with the SEC.

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

Change in Control of Sponsor

On May 13, 2025, Sunny Tan Kah Wei, the sole shareholder of our sponsor closed upon the transaction provided for by a Share Purchase Agreement (the “Sponsor Sale SPA”), dated as of May 12, 2025, with Sovereign Global Trust LLC, a Delaware limited liability company (“Buyer”).

Pursuant to the Sponsor Sale SPA, Mr. Wei sold all of his shares in the sponsor, representing a 100% interest therein, to Buyer, and Buyer became the sole shareholder of our sponsor. The purchase price was $4,000,000 consisting of funds held by Buyer for investment purposes, paid in cash at closing, plus customary transaction costs. This transaction is referred to below as the “Sponsor Transaction.”

Buyer’s sole member and sole manager is Valley Point Limited, a British Virgin Islands corporation (“Valley Point”). Accordingly, Valley Point is now the sole shareholder of the sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares and other securities held by the sponsor. Valley Point’s sole member and sole manager is Chen Siak Chan, a resident and citizen of Singapore. Accordingly, Chen Siak Chan, in his capacity as sole member and sole manager of Valley Point, the sole shareholder of the sponsor, is also deemed to have sole voting and investment discretion with respect to our shares and other securities held by the sponsor.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) to December 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2025, we had a net income of $2,982,042, which consisted of dividend earned on cash and investments held in trust account of $3,574,409 and interest income of $3,178, which was partially offset by formation and operating costs of $595,545.

For the period from March 22, 2024 (inception) through December 31, 2024, we had a net income of $266,838, which consisted of dividend earned on cash and investments held in trust account of $657,624, interest income of $2,612, and the change in fair value of over-allotment option liability of $197,895, which was partially offset by formation and operating costs of $341,598 and stock-based compensation expense of $249,695.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

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

As of December 31, 2025, the Company had cash of $5,135 and working capital deficit of $185,217. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined in Note 5 of the financial statements. In addition, if the Company is unable to complete an initial business combination within the Combination Period by July 25, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

For the year ended December 31, 2025, there was $543,165 of cash used in operating activities resulting from dividend earned on investments held in trust account of $3,574,409 and the decrease in accounts payable and accrued expenses of $2,007. The changes were partially offset by net income of $2,982,042, the decrease in prepaid expenses of $1,209, and the increase in due to related parties of $50,000.

For the period from March 22, 2024 (inception) through December 31, 2024, there was $171,290 of cash used in operating activities resulting from dividend earned on investments held in trust account of $657,624, the change in fair value of over-allotment option liability of $197,895, and increase in prepaid expenses of $9,365. The changes were partially offset by net income of $266,838, formation and operating costs paid by Sponsor of $127,427, stock-based compensation expense of $249,695, the increase in accounts payable and accrued expenses of $35,884, and the increase in due to related parties of $13,750.

For the year ended December 31, 2025, there were no investing activities.

For the period from March 22, 2024 (inception) through December 31, 2024, there was $85,212,500 of cash used in investing activities resulting from the purchase of investment held in trust account.

For the year ended December 31, 2025, there was $100,881 of cash provided by financing activities resulting from the proceeds from working capital loan from a related party.

For the period from March 22, 2024 (inception) through December 31, 2024, there was $85,831,209 of cash provided by financing activities resulting from the proceeds of the IPO of $85,000,000 and the proceeds from the Private Placement of $2,550,000. The changes were partially offset by the repayment of a promissory note to the sponsor of $273,969, the payment of the underwriter’s discount, net of reimbursement of IPO offering costs, of $1,062,500, and the payment of IPO offering costs of $382,322.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our directors, officers and the sponsor (together, the “insiders”) or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender. As of December 31, 2025 and 2024, the Company had borrowings of $100,881 and $0 under the Working Capital Loans.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination in which case we may issue additional securities or incur debt in connection with such initial business combination. In addition, if we are unable to complete an initial business combination within the Combination Period by July 25, 2026, unless further extended, the board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution. There is no assurance that our plans to consummate an initial business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing and the material weaknesses on internal controls over financial reporting identified below, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers, their ages and positions are as follows:

Name	Age	Position
Jung Min Lee	54	Chief Executive Officer, acting Chief Financial Officer, Director, and Chairman
Stephen Markscheid	71	Independent Director
Umesh Patel	68	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Jung Min Lee has served as our Chief Executive Officer and a director since March 2026. Mr. Lee currently serves as Vice President at Valley Point Limited, an international financial services firm incorporated in the British Virgin Islands, since July 2024, where he focuses on investment consulting, regulatory analysis, and strategic partnership development, advising U.S. corporations on market entry strategies, regulatory frameworks, and cross-border investment opportunities across Asia. From March 2011 to July 2023, he served as Vice President at MiLinks LLC, a trade and investment strategy consulting firm he co-founded, where he focused on cross-border business development and foreign direct investment advisory. From July 2007 to March 2009, Mr. Lee served as an International Financial Advisor at Merrill Lynch in Washington, D.C., where he advised private capital groups on portfolio strategies across equities, mutual funds, alternative investments, and structured products. From July 1999 to March 2003, Mr. Lee served as a Manager in the Information and Technologies Division at LG Electronics in Seoul. Mr. Lee holds an M.S. in Finance from Johns Hopkins University and a B.A. from Hankuk University of Foreign Studies.

Stephen Markscheid, Director , is an experienced public company director and advisor. He has served as our director since October 2024. Since 2019, he has served as the Managing Partner of Aerion Capital, a boutique investment firm. Most recently, he has served as a director for Monterey Capital Acquisition Corp. from December 2021 until its business combination with ConnectM Technology Solutions, Inc. in July 2024. Mr. Markscheid has continued to serve as the director of the post-combination entity, ConnectM Technology Solutions, Inc., a clean energy solutions provider, since July 2024. He has also served as a director of Tristar Acquisition I Corp. from August 2023 until its business combination with Helport Limited in August 2024, at which point he resigned as director of the company. Mr. Markscheid has also served as director of Four Leaf Acquisition Corp. (Nasdaq: FORL) since July 2022, a SPAC currently in search of a target for business combination. In addition, he also has extensive experience as a board member for several operating companies, including as a director for JinkoSolar Holding Co., Ltd. (NYSE: JKS), an international solar module manufacturer, since 2009; Kingwisoft Technology Group Co. Ltd. (HKX: 8295), a Hong Kong investment holding company, from 2016 to August 2024; Richtech Robotics Inc. (Nasdaq: RR), a Nevada based robotics solutions company, since November 2023; QMIS TBS Capital Group Corp., a Malaysian financial advisory firm, from February to April 2024; Cenntro Inc. (Nasdaq: CENN), a New Jersey based electronic commercial vehicle developer, from November 2023 to April 2024; Fanhua, Inc. (Nasdaq: FANH), a China based financial service firm, from 2007 to 2024; Akso Health Group (Nasdaq: AHG), a Chinese e-commerce platform, from 2017 to 2022; UGE International (XTSX:UGE), a solar installation company, from August 2021 to July 2023. In addition, Mr. Markscheid serves as a Board Advisor to several companies, including NanoGraf Corporation, Intelligent Generation LLC, Beijing HyperStrong Technology Co. Ltd., Nulyzer Inc. and Hago Energetics, Inc., Mr. Markscheid also serves as a trustee emeritus of Princeton-in-Asia and Chairman Emeritus of KX Power, a UK based energy storage project developer. From 1998 to 2006, he worked for GE Capital. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. He was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. He earned a BA in East Asian Studies from Princeton University in 1976, an MA in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian. Mr. Markscheid has been nominated to serve as a director of Shepherd Ave Capital Acquisition Corporation, which publicly filed a registration statement in July 2024.

Umesh Patel, Director , is an experienced advisor, investor and executive. He has served as our director since October 2024. Mr. Patel has served as a director and the Chief Executive Officer of Fuse Group Holding Inc. (OTC: FUST), a company exploring opportunities in the mining industry, since February 2017 and its Chief Financial Officer since November 2022. Since October 2016, Mr. Patel has served as a director of Nova Lifestyle Inc. (Nasdaq: NYFY), a home furniture design, marketing and manufacturing firm. Since December 2009, Mr. Patel has served as a managing partner of DviBri LLC, a California-based consulting company providing services to private companies interested in conducting initial public offerings, along with other associated securities and investment services. Since March 2013, Mr. Patel has also been a consultant and coordinator for Eos-Petro Inc., an international and domestic petroleum exploration and production company based in Southern California. Mr. Patel received his Bachelor of Commerce degree specializing in audits and accounts, and an Associate degree in hotel management and catering from Maharaja Sayaji Rao University in Baroda, India in 1978.

Management’s prior experience in SPACs

Among our management, Mr. Markscheid, our independent director, has served as a director for Monterey Capital Acquisition Corp. from December 2021 until its business combination with ConnectM Technology Solutions, Inc. in July 2024. Mr. Markscheid has continued to serve as the director of the post-combination entity, ConnectM Technology Solutions, Inc., a clean energy solutions provider, since July 2024. He has also served as a director of Tristar Acquisition I Corp. from August 2023 until its business combination with Helport Limited in August 2024, at which point he resigned as director of the company. Mr. Markscheid has also served as director of Four Leaf Acquisition Corp. (Nasdaq: FORL) since July 2022, a SPAC currently in search of a target for business combination, and has been nominated to serve as a director of Shepherd Ave Capital Acquisition Corporation, which publicly filed a registration statement in July 2024. Other than the foregoing, none of our management has been or is currently involved in any other SPACs.

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

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of three members. The Board is actively seeking qualified candidates to fill the vacancies created by the departures of Ms. Yuanmei Ma and Mr. Mark Chaney, and upon the appointment of such replacements, the board is expected to consist of five members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term: Class I, with a term expiring at the first annual general meeting — Stephen Markscheid; Class II, with a term expiring at the second annual general meeting — Umesh Patel; and Class III, with a term expiring at the third annual general meeting — Jung Min Lee.

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

Audit Committee

We have established an audit committee of the board of directors, which currently consists of Mr. Markscheid and Mr. Patel, each of whom is an independent director under NASDAQ’s listing standards. Mr. Markscheid is the Chairperson of the audit committee. Our board of directors has determined that each member of our audit committee is independent under the Nasdaq listing standards and applicable SEC rules. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent within one year of the listing of our Class A ordinary shares. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Markscheid qualifies as “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mr. Markscheid and Mr. Patel, each of whom is an independent director under NASDAQ’s listing standards. Mr. Patel is the Chairperson of the compensation committee. Our board of directors has determined that each member of our compensation committee is independent under the Nasdaq listing standards and applicable SEC rules. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the compensation committee, all of whom must be independent within one year of the listing of our Class A ordinary shares.

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

Item 11. Executive Compensation.

Executive Officer and Director Compensation

We entered into an offer letter, dated June 14, 2024, with our then-Chairman and CEO, Mr. Will Garner, which provides that Mr. Garner shall receive a monthly cash compensation of $7,500 from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that he vacates his positions or he is removed or disqualified from his positions pursuant to the Company’s Current Charter.

We entered into an offer letter, dated May 25, 2024, with then-our CFO, Ms. Yuanmei Ma, which provides that Ms. Ma shall receive a monthly cash compensation of $5,000 from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that she vacates her position or she is removed or disqualified from her positions pursuant to the Company’s Current Charter.

We entered into an offer letter, dated March 26, 2026, with our Chief Executive Officer, Chairman, and the acting Chief Financial Officer, Mr. Jung Min Lee, which provides that Mr. Lee shall receive a monthly cash compensation of $7,500 from the date of the offer letter until the earlier of (i) the termination of the offer letter; (ii) the date that the Company consummates an initial business combination; (iii) the date the Company is wound up; or (iv) the date that he vacates his position or he is removed or disqualified from his positions pursuant to the Company’s Current Charter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Ordinary Shares (Class A and Class B combined)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage
Directors and Officers
Jung Min Lee	-		*
Stephen Markscheid	20,000	(2)	*
Umesh Patel	20,000	(2)	*
All officers and directors as a group (3 individuals)	40,000		0.4%
Principal shareholders (5%+)
ST Sponsor II Limited (our sponsor)	2,160,000	(3)	20.2%
Chen Siak Chan	2,160,000	(3)	20.2%
Karpus Management, Inc.	1,443,029	(4)	13.5%
W. R. Berkley Corporation	735,326	(5)	6.9%
Mizuho Financial Group, Inc.	731,500	(6)	6.9%
Wolverine Asset Management, LLC	719,900	(7)	6.7%
First Trust Merger Arbitrage Fund	662,947	(8)	6.2%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Charlton Aria Acquisition Corporation, at 221 W 9th St #848, Wilmington, DE 19801.

(2)	On October 24, 2024, our sponsor entered into a securities transfer agreement pursuant to which the sponsor agrees to transfer 20,000 founder shares to each of our independent directors.

(3)	Mr. Chen Siak Chan is the sole director and sole shareholder of Valley Point Limited, a British Virgin Islands corporation (“Valley Point”), which is the sole member and manager of Sovereign Global Trust LLC, a Delaware limited liability company, which in turn is the sole shareholder of our sponsor. Therefore, Mr. Chen Siak Chan is entitled to exercise voting, dispositive or investment powers over the sponsor, and is therefore deemed to have beneficial ownership of the shares held by the sponsor.

(4)	According to a Schedule 13G/A filed on November 14, 2025 by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the reported securities is exercised by Karpus independently of CLIG. Accordingly, beneficial ownership of such securities is not attributed between Karpus and CLIG. The principal business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.

(5)	According to a Schedule 13G filed on November 10, 2025 by W. R. Berkley Corporation and Berkley Insurance Company, whose principal business address is 475 Steamboat Road, Greenwich, CT 06830.

(6)	According to a Schedule 13G/A filed on August 13, 2025 by Mizuho Financial Group, Inc., whose principal business address is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(7)	According to a Schedule 13G filed jointly on May 1, 2025 by Wolverine Asset Management, LLC (“WAM”), Wolverine Holdings, L.P. (“Wolverine Holdings”), Wolverine Trading Partners, Inc. (“WTP”), Christopher L. Gust and Robert R. Bellick. WAM has shared voting and dispositive power over 719,900 Class A ordinary shares. The sole member and manager of WAM is Wolverine Holdings, whose general partner is WTP. Robert R. Bellick and Christopher L. Gust may be deemed to control WTP. By virtue of such relationships, each of Wolverine Holdings, WTP, Mr. Bellick and Mr. Gust may be deemed to share voting and dispositive power over the 719,900 Class A ordinary shares beneficially owned by WAM. The principle business address of each of the foregoing persons is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(8)	According to a Schedule 13G/A filed jointly on May 15, 2025 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). FTCM is a registered investment adviser that serves as investment adviser to VARBX and certain other client accounts (collectively, the “Client Accounts”), and has the authority to vote and dispose of the Class A ordinary shares held in the Client Accounts. As of March 31, 2025, VARBX held 662,947 Class A ordinary shares and FTCM, FTCS and Sub GP collectively had shared voting and dispositive power over 800,000 Class A ordinary shares held across the Client Accounts. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Class A ordinary shares reported herein; however, neither FTCS nor Sub GP owns any Class A ordinary shares for its own account, and no one individual controls FTCS or Sub GP. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

As of the date hereof, our insiders beneficially owned approximately 20.6% of issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our memorandum and articles of association effective at the time and approval of significant corporate transactions including our initial business combination.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Working Capital Note

In order to meet our working capital needs following the consummation of the IPO or to extend our life, our insiders, officers and directors and their respective affiliates/designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes, or the “working capital notes,” may be converted upon consummation of our initial business combination into working capital units at a price of $10.00 per unit, or the “Working Capital Units.” In addition, our insiders, officers and directors or their affiliates or designees may loan us funds in support of our potential extension to allow additional time for us to complete an initial business combination which will be evidenced in extension convertible notes, or the “extension notes,” to be repaid in cash or $10.00 per unit, or the “Extension Units,” at the closing of our initial business combination. If we do not complete our initial business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. The Working Capital Units would be identical to the Private Placement Units sold in the Private Placement. The terms of such loans by our sponsor or its affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our insiders or an affiliate of our insiders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but if we do, we will request such lender to provide a waiver against any and all rights to seek access to funds in our trust account.

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

On April 23, 2024, our sponsor had agreed to loan us an aggregate of up to $500,000 to be used to pay formation expenses and a portion of the expenses of the IPO. The loan of $273,969 was payable without interest on the earlier of (i) December 31, 2024 and (ii) date on which we consummate our initial public offering. The loan was repaid in full on October 25, 2024, from the proceeds of the IPO not being placed in the trust account.

On April 17, 2026, the Company issued an unsecured promissory note to our sponsor in the principal amount of up to US$500,000 partially evidencing the loans provided previously by the Sponsor and partially allowing the sponsor to provide additional loans thereunder. The note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and amounts outstanding thereunder are payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

Extension Note

On April 24, 2026, our sponsor deposited $850,000 into the trust account, as a result of which, we have until July 25, 2026 to complete our initial business combination. In connection with the extension, the Company issued an unsecured promissory note dated April 23, 2026, in the principal amount of US$850,000 to our sponsor. The note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and the outstanding principal is payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

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

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Mr. Markscheid and Mr. Patel would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Item 14. Principal Accountant Fees and Services.

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by MaloneBailey, LLP for the year ended December 31, 2025 and the period from March 22, 2024 (Inception) to December 31, 2024.

MaloneBailey, LLP

	2025	2024
Audit and Audit-Related Fees	$87,550	$118,450
Tax Fees	-	-
All Other Fees	-	-

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

CHARLTON ARIA ACQUISITION CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Charlton Aria Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Charlton Aria Acquisition Corporation (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from March 22, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from March 22, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to incur significant cost in pursuit to consummate a business combination and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024.

Houston, Texas

May 27, 2026

CHARLTON ARIA ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$5,135	$447,419
Prepaid expenses	8,156	9,365
Total Current Assets	13,291	456,784

Cash and investments held in Trust Account	89,444,533	85,870,124
Total Assets	$89,457,824	$86,326,908

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$33,877	$35,884
Due to related parties	63,750	13,750
Working capital loan - related party	100,881	-
Total Current Liabilities	198,508	49,634

Deferred underwriting commission payable	1,700,000	1,700,000
Total Liabilities	1,898,508	1,749,634

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,500,000 shares at redemption value of $10.52 and $10.10 per share as of December 31, 2025 and 2024, respectively	89,444,533	85,870,124

Shareholders’ Deficit
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 340,000 shares issued and outstanding (excluding 8,500,000 shares subject to possible redemption)	34	34
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,125,000 shares issued and outstanding	213	213
Additional paid-in capital	-	-
Accumulated deficit	(1,885,464)	(1,293,097)
Total Shareholders’ Deficit	(1,885,217)	(1,292,850)
Total Liabilities and Shareholders’ Deficit	$89,457,824	$86,326,908

The accompanying notes are an integral part of these financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2025	For The Period From March 22, 2024 (Inception) Through December 31, 2024
Formation and operating costs	$595,545	$341,598
Stock-based compensation expense	-	249,695
Loss from operations	(595,545)	(591,293)

Other income:
Change in fair value of over-allotment option liability	-	197,895
Interest and dividends earned on cash and investments held in Trust Account	3,574,409	657,624
Interest income	3,178	2,612
Total other income	3,577,587	858,131

Net income	$2,982,042	$266,838

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,500,000	1,917,254.00
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.27	$0.07
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,465,000	1,989,982
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.27	$0.07

The accompanying notes are an integral part of these financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 22, 2024 (Inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	2,156,250	216	24,784	-	25,000
Forfeiture of founder shares	-	-	(31,250)	(3)	3	-	-
Sale of private placement units	255,000	25	-	-	2,549,975	-	2,550,000
Fair value of rights included in public units	-	-	-	-	1,152,422	-	1,152,422
Issuance of representative shares	85,000	9	-	-	(9)	-	-
Allocated value of transaction costs to rights	-	-	-	-	33,660	-	33,660
Stock-based compensation expense	-	-	-	-	249,695	-	249,695
Initial measurement of carrying value to redemption value	-	-	-	-	(4,010,530)	(902,311)	(4,912,841)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(657,624)	(657,624)
Net income	-	-	-	-	-	266,838	266,838
Balance as of December 31, 2024	340,000	34	2,125,000	213	-	(1,293,097)	(1,292,850)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(3,574,409)	(3,574,409)
Net income	-	-	-	-	-	2,982,042	2,982,042
Balance as of December 31, 2025	340,000	$34	2,125,000	$213	$-	$(1,885,464)	$(1,885,217)

The accompanying notes are an integral part of these financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2025	For The Period From March 22, 2024 (Inception) Through December 31, 2024
Cash Flows from Operating Activities:
Net income	$2,982,042	$266,838
Adjustments to reconcile net income (loss) to net cash used in operating activities
Formation and operating cost paid by the Sponsor	-	127,427
Stock-based compensation expense	-	249,695
Change in valuation of over-allotment liability	-	(197,895)
Interest and dividends earned on cash and investments held in Trust Account	(3,574,409)	(657,624)
Changes in operating assets and liabilities:
Prepaid expenses	1,209	(9,365)
Accounts payable and accrued expenses	(2,007)	35,884
Due to related parties	50,000	13,750
Net Cash Used in Operating Activities	(543,165)	(171,290)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	-	(85,212,500)
Net Cash Used in investing Activities	-	(85,212,500)

Cash Flows from Financing Activities:
Proceeds from public offering	-	85,000,000
Proceeds from private placement	-	2,550,000
Repayment of promissory note to a related party	-	(273,969)
Payment of underwriter discount, net of reimbursement of offering costs from underwriter	-	(1,062,500)
Payment of offering costs	-	(382,322)
Proceeds from working capital loan from a related party	100,881	-
Net Cash Provided by Financing Activities	100,881	85,831,209

Net Change in Cash	(442,284)	447,419

Cash, beginning of year	447,419	-
Cash, end of year	$5,135	$447,419

Supplemental Disclosure of Cash Flow Information:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs paid via promissory note - related party	$-	$146,541
Initial adjustment of class A common shares to redeemable shares	$-	$80,299,659
Deferred underwriting commission payable	$-	$1,700,000
Initial measurement of carrying value to redemption value	$-	$4,912,841
Remeasurement of carrying value to redemption value	$3,574,409	$657,624

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

As of December 31, 2025, the Company had not commenced any operations. For the period from March 22, 2024 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) and search for target for business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and private placement (“Private Placement”, see Note 4).

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

In connection with the IPO, the underwriters were granted an option to purchase up to 1,125,000 additional Units to cover over-allotments, if any (the “Over-allotment Option”). On November 19, 2024, the Representative exercised the Over-allotment Option in part, and purchased 1,000,000 Units (the “Option Units”), generating gross proceeds of $10,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 15,000 Private Units (the “Additional Private Placement Units”) to the sponsor at a purchase price of $10.00 Private Units, generating gross proceeds of $150,000. The Company also issued an additional 10,000 Representative Shares to the Representative. The remaining Over-allotment Option expired on December 9, 2024.

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

The Company will have until April 25, 2026 (or 18 months from the consummation of the IPO) to consummate its initial business combination. If it anticipates that it may not be able to consummate its initial business combination by then, it may, but is not obligated to, extend the period of time to consummate an initial business combination two times by an additional three months each time (until July 25, 2026 or October 25, 2026, or up to 21 months or 24 months from the consummation of the IPO to complete an initial business combination), provided that the sponsor and/or designees must deposit into the trust account for each three months extension, $850,000 ($0.10 per unit in either case), up to an aggregate of $1,750,000 on or prior to the date of the applicable deadline. The applicable deadline to consummate the initial business combination in each case, April 25, 2026, July 25, 2026, or October 25, 2026, is referred as the “Combination Deadline”. On April 24, 2026, the sponsor deposited $850,000 into the trust account, as a result of which, the Company has until July 25, 2026 to complete its initial business combination.

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

Going Concern Consideration

As of December 31, 2025, the Company had $5,135 of cash and a working capital deficit of $185,217. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Period by July 25, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $5,135 and $447,419 as of December 31, 2025 and 2024, respectively.

Cash and Investments Held in Trust Account

As of December 31, 2025 and 2024, substantially all of the assets of $89,444,533 and $85,870,124 held in the trust account, which are invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and is automatically reinvested. The fair value for these investments is determined using quoted market prices in active markets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of December 31, 2025 and 2024, $0 and $197,419, respectively, were over the FDIC limit. The Company has not experienced losses on these accounts.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income per share as the redemption value approximates fair value. For the year ended December 31, 2025, the Company has not considered the effect of the 8,755,000 Rights included in the Units, the Private Placement Units, the Option Units and the Additional Private Placement Units, in the calculation of diluted net income per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

			For The Period From
			March 22, 2024
	For The Year Ended		(Inception) Through
	December 31, 2025		December 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$2,311,660	$670,382	$130,936	$135,902
Denominators:
Basic and diluted weighted average shares outstanding	8,500,000	2,465,000	1,917,254	1,989,982
Basic and diluted net income per ordinary share	$0.27	$0.27	$0.07	$0.07

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

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in trust account	$89,444,533	$89,444,533	$-	$-
Total	$89,444,533	$89,444,533	$-	$-

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in trust account	$85,870,124	$85,870,124	$-	$-
Total	$85,870,124	$85,870,124	$-	$-

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

As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, March 22, 2024 (Inception)	$-
Gross Proceeds	85,000,000
Less:
Proceeds allocated to Public Rights	(1,152,422)
Proceeds allocated to over-allotment option	(197,896)
Redeemable Class A ordinary shares issuance cost	(3,350,023)
Plus:
Initial measurement of carrying value to redemption value	4,912,841
Remeasurement of carrying value to redemption value	657,624
Class A ordinary shares subject to possible redemption, December 31, 2024	85,870,124
Plus: Remeasurement of carrying value to redemption value	3,574,409
Class A ordinary shares subject to possible redemption, December 31, 2025	$89,444,533

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Note 5 — Related Party Transactions

Founder Shares

On April 23, 2024, the Company issued 2,156,250 Class B ordinary shares, or founder shares, par value $0.0001 per share, to its Sponsor for a purchase price of $25,000, or approximately $0.0116 per share. On November 19, 2024, the underwriters partially exercised the over-allotment option for an additional 1,000,000 Units, reducing the Class B ordinary shares subject to forfeiture to 31,250 shares. On December 9, 2024, the remainder of the over-allotment option to purchase 125,000 Units expired and the 31,250 founder shares were forfeited, resulting in the insiders collectively owning 20.0% of its issued and outstanding shares after the IPO (without given effect to the sale of the Private Placement Units, the Representative Shares, and our insiders did not partially purchase the Units in the IPO).

On September 11, 2024, the sponsor entered into a securities transfer agreement, pursuant to which the sponsor transferred 100,000 founder shares and 60,000 founder shares to Mr. Will Garner, the Company’s former Chairman and CEO, and Ms. Yuanmei Ma, the Company’s former CFO, respectively, for a total consideration of $1,855, or approximately $0.0116 per share. The fair value of the transfer of the 160,000 founder shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”). The estimated fair value of the 160,000 founder shares totaled $187,200. On September 11, 2024, the Company recognized a share-based compensation expense of $185,345, net of the nominal cash consideration of $1,855 paid by the officers.

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

Due to related parties

On June 14, 2024, the Company appointed Mr. Will Garner as Chairman, Chief Executive Officer (“CEO”) and a member of board of directors of the Company. During his term as a Chairman and CEO, he will receive annual cash compensation in the amount of $7,500, payable each month. On February 4, 2026, Mr. Will Garner resigned all the positions he held at the Company.

As of December 31, 2025 and 2024, the Company had compensation expenses payable to Mr. Will Garner of $38,750 and $8,750, respectively.

On May 25, 2024, the Company appointed Ms. Yuanmei Ma as Chief Financial Officer (“CFO”), in addition to her current position as a member of the board of the directors. During her term as CFO and a member of board of directors of the Company, she will receive annual cash compensation in the amount of $5,000, payable each month. On March 26, 2026, Ms. Yuanmei Ma resigned all the positions she held at the Company.

As of December 31, 2025 and 2024, the Company had compensation expenses payable to Ms. Yuanmei Ma of $25,000 and $5,000, respectively.

Promissory Note — Related Party

On April 18, 2024, the sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note of $273,969 is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2024 or (2) the date on which the Company consummates an initial public offering. The Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the trust account. As of December 31, 2025 and 2024, the Company had Promissory Note of $0. Following the completion of the IPO, the Promissory Note was no longer available and replaced with the Working Capital Loans (as defined below).

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the initial public offering if the funds not held in the trust account are insufficient, or to extend its life, its insiders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan to meet the Company’s working capital needs would be deposited into the operating account and evidenced by a promissory note. Each loan to extend the Company’s business combination date would be deposited into the trust account and evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes (“Working Capital Loans”) may be converted upon consummation of the Company’s initial business combination into Private Placement Units at a price of $10.00 per Unit. If the Company does not complete an initial business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

As of December 31, 2025 and 2024, the Company had $100,881 and $0 borrowings under the Working Capital Loans from the sponsor, respectively.

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

The underwriter was entitled to a cash underwriting discounts and commissions of $0.15 per Unit, or $1,275,000, and paid at the closing of the IPO and the Option Units in part. In connection with the IPO, the underwriter was issued an aggregate of 85,000 Class A ordinary shares, or Representative Shares, with a fair value of $92,195. The Representative Shares were valued using a market approach based on the quoted trading price of Class A ordinary shares of $9.96 per share, adjusted for the probability of a business combination between a Special Purpose Acquisition Company and a private operating company of 11.0% and a discount for lack of marketability of 1.0%.

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

As of December 31, 2025 and 2024, deferred underwriting discounts and commissions amounted to $1,700,000 payable upon consummation of the Company’s initial business combination.

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 Class A ordinary share with $0.0001 par value. As of December 31, 2025 and 2024, there were 340,000 shares of Class A ordinary share issued or outstanding, excluding 8,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 Class B ordinary share with $0.0001 par value. In April 2024, the Company issued an aggregate of 2,156,250 founder shares to the sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share. Of the aggregate 2,156,250 Class B ordinary share outstanding, an aggregate of 31,250 shares were forfeited to the Company by the sponsor for no consideration to the extent that the underwriter’s over-allotment option was exercised in part, so that the initial shareholder will collectively own 20.0% of the Company’s issued and outstanding shares of ordinary share after the IPO (without given effect to the sale of the Private Placement Units, the Representative Shares, and assuming our insiders do not purchase Units in the IPO). As of December 31, 2025 and 2024, there were 2,125,000 shares of Class B ordinary share issued or outstanding.

On September 11, 2024, the sponsor transferred an aggregate of 160,000 of its founder shares, or 100,000 of its founder shares and 60,000 of its founder shares to Mr. Garner, the Company’s former Chairman and former CEO, and Ms. Ma, the Company’s former CFO, respectively, for their officer services (See Note 5).

On October 24, 2024, the effective date of the registration statement of the IPO, the sponsor transferred an aggregate of 60,000 of its founder shares, or 20,000 each to the Company’s three independent directors for their board service (See Note 5).

Prior to the Company’s initial business combination, pursuant to its second amended and restated memorandum and articles of association, only holders of Class B ordinary shares, or founder shares will have the right to vote on the appointment of directors. Holders of our Class A ordinary shares will not be entitled to vote on the appointment of directors as long as the Company has Class B ordinary shares issued and outstanding. In addition, prior to its initial business combination, only holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, holders of Class A ordinary shares may not have any say in selecting management of the Company prior to the consummation of an initial business combination as long as the Company has Cass B ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial business combination at a one-to-one ratio.

Rights

As of December 31, 2025 and 2024, there were 8,500,000 Public Rights and 255,000 private rights included in the Private Placement Units (“Private Rights”) outstanding.  Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, you must hold rights in multiples of eight in order to receive shares for all of your Class A ordinary shares underlying the rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metric, formation and operating costs and interest income and dividends earned on cash and investment held in Trust Account which include the accompanying statement of operations.

The key measures of segment profit or loss reviewed by our CODM are interest and dividends earned on cash and investment held in Trust Account and formation and operating costs. The CODM reviews interest and dividends earned on cash and investment held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also specifically reviews professional service fees in connection with the business combination, which are a significant segment expense as these represent significant costs affecting the Company’s consummation of the business combination. However, for the year ended December 31, 2025 and for the for the period from March 22, 2024 (inception) through December 31, 2024, professional service fees in connection with the business combination amounted to $0.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, other than the events described below, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

On April 17, 2026, the sponsor agreed to loan the Company up to $500,000 (“Working Capital Loan 1”) to meet the Company’s working capital needs. The loan was evidenced by a promissory note that was non-interest bearing and unsecured, and it was to be paid upon the earlier of (1) the date on which the Company consummates a business combination or merger with a qualified target company, and (2) the date of the liquidation of the Company. The sponsor has the right, but not the obligation, to convert this loan, in whole or in part, into Private Placement Units of the Company, each consisting of one Class A ordinary share, one right to receive one-eighth of one Class A ordinary share. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the sponsor by (y) $10.00.

On April 24, 2026, the sponsor deposited $850,000 into the trust account, as a result of which, the Company has until July 25, 2026 to complete its initial business combination. The $850,000 loan from sponsor to extend the Company’s business combination date (“Working Capital Loan 2”) was evidenced by a promissory note with terms consistent with those of Working Capital Loan 1.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated October 24, 2024, by and between the Company and the Representative. (1)
3.1	Memorandum and Articles of Association. (2)
3.2	Amended and restated memorandum and articles of association. (2)
3.3	Second amended and restated memorandum and articles of association. (1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Rights Certificate(2)
4.4	Rights Agreement, dated October 24, 2024, between the Company and CST, as rights agent. (1)
4.5*	Description of Securities (3)
10.1	Promissory Note, issued to the sponsor, dated as of April 18, 2024. (2)
10.2	PIPE Unit Subscription Agreement dated October 24, 2024, between the Company and the Sponsor. (1)
10.3	Securities Transfer Agreement, dated October 24, 2024, between the Company, the Sponsor, and certain directors of the Company(1)
10.4	Investment Management Trust Agreement, dated October 24, 2024, between the Company and CST, as trustee. (1)
10.5	Registration Rights Agreement, dated October 24, 2024, between the Company, the Sponsor, and the Representative. (1)
10.6	Letter Agreement, dated October 24, 2024, among the Company, the Sponsor, and officers and directors of the Company. (1)
10.7	Indemnity Agreement, dated October 24, 2024, between the Company and the officers and directors of the Registrant. (1)
10.8	Subscription Agreement by and among the Registrant and the sponsor, dated as of April 23, 2024, for the founder shares. (2)
10.9	Securities Transfer Agreement, among the Registrant, the sponsor, the CEO, and the CFO, dated as of September 11, 2024, for the founder shares. (2)
10.10	Offer Letter, between the Registrant and the CEO and Chairman, dated as of June 14, 2024. (2)
10.11	Offer Letter, between the Registrant and the CFO, dated as of May 25, 2024. (2)
14.1	Code of Ethics (2)
19.1	Insider Trading Policy. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy of the Registrant. (3)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith
***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Charlton Aria Acquisition Corporation agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 28, 2024 (File No. 001-42386).

(2)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on September 24, 2024 (File No. 333-282313).

(3)	Filed as an exhibit to the Annual Report on Form 10-K filed with the SEC on March 24, 2025 (File No. 001-42386).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 27, 2026

CHARLTON ARIA ACQUISITION CORPORATION

By:	/s/ Jung Min Lee
Name: Jung Min Lee
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jung Min Lee	Chairman of the Board of Directors, Chief	May 27, 2026
Jung Min Lee	Executive Officer (Principal Executive Officer), and acting Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Stephen Markscheid	Director	May 27, 2026
Stephen Markscheid

/s/ Umesh Patel	Director	May 27, 2026
Umesh Patel