Form 10-Q
period 2026-03-31
Charlton Aria Acquisition Corp
filed 2026-06-17
CIK 2024459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(302) 319-3177

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

As of June 16, 2026, there were 8,546,704 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,125,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Charlton Aria Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHARLTON ARIA ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash	$4,597	$5,135
Prepaid expenses	7,461	8,156
Total Current Assets	12,058	13,291

Cash and investments held in Trust Account	90,231,013	89,444,533
Total Assets	$90,243,071	$89,457,824

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$139,792	$33,877
Due to related parties	1,210	63,750
Working capital loan - related party	142,881	100,881
Total Current Liabilities	283,883	198,508

Deferred underwriting commission payable	1,700,000	1,700,000
Total Liabilities	1,983,883	1,898,508

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,500,000 shares at redemption value of $10.62 and $10.52 per share as of March 31, 2026 and December 31, 2025, respectively	90,231,013	89,444,533

Shareholders’ Deficit
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 340,000 shares issued and outstanding (excluding 8,500,000 shares subject to possible redemption)	34	34
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,125,000 shares issued and outstanding	213	213
Additional paid-in capital	-	-
Accumulated deficit	(1,972,072)	(1,885,464)
Total Shareholders’ Deficit	(1,971,825)	(1,885,217)
Total Liabilities and Shareholders’ Deficit	$90,243,071	$89,457,824

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2026	March 31, 2025
Formation and operating costs	$86,609	$170,252
Loss from operations	(86,609)	(170,252)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	786,480	899,202
Interest income	1	2,307
Total other income	786,481	901,509

Net income	$699,872	$731,257

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,500,000	8,500,000
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.07
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,465,000	2,465,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.06	$0.07

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	340,000	$34	2,125,000	$213	$-	$(1,885,464)	$(1,885,217)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(786,480)	(786,480)
Net income	-	-	-	-	-	699,872	699,872
Balance as of March 31, 2026	340,000	$34	2,125,000	$213	$-	$(1,972,072)	$(1,971,825)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	340,000	$34	2,125,000	213	-	(1,293,097)	(1,292,850)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(899,202)	(899,202)
Net income	-	-	-	-	-	731,257	731,257
Balance as of March 31, 2025	340,000	$34	2,125,000	$213	$-	$(1,461,042)	$(1,460,795)

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net income	$699,872	$731,257
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest and dividends earned on cash and investments held in Trust Account	(786,480)	(899,202)
Changes in operating assets and liabilities:
Prepaid expenses	695	(95,920)
Accounts payable and accrued expenses	105,915	2,678
Due to related parties	(62,540)	-
Net Cash Used in Operating Activities	(42,538)	(261,187)

Cash Flows from Financing Activities:
Proceeds from working capital loan from a related party	42,000	-
Net Cash Provided by Financing Activities	42,000	-

Net Change in Cash	(538)	(261,187)

Cash, beginning of period	5,135	447,419
Cash, end of period	$4,597	$186,232

Supplemental Disclosure of Cash Flow Information:
Remeasurement of carrying value to redemption value	$786,480	$899,202

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

As of March 31, 2026, the Company had not commenced any operations. For the period from March 22, 2024 (inception) through March 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) and search for target for business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and private placement (“Private Placement”, see Note 4).

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

In connection with the offering of the Option Units and the sale of Additional Private Placement Units, the proceeds of $10,025,000 from the proceeds of the offering of the Option Units and the sale of Additional Private Placement Units were placed in the trust account established for the benefit of the Company’s public shareholders and the underwriters of the IPO, with Continental Stock Transfer& Trust Company acting as trustee.

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

Going Concern Consideration

As of March 31, 2026, the Company had $4,597 of cash and a working capital deficit of $271,825. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Period by July 25, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. Operating results for the interim period March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on May 28, 2026.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $4,597 and $5,135 as of March 31, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all of the assets of $90,231,013 and $89,444,533 held in the trust account, which are invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and is automatically reinvested. The fair value for these investments is determined using quoted market prices in active markets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of March 31, 2026 and December 31, 2025, $0 was over the FDIC limit. The Company has not experienced losses on these accounts.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income per share as the redemption value approximates fair value. For the three months ended March 31, 2026, the Company has not considered the effect of the 8,755,000 Rights included in the Units, the Private Placement Units, the Option Units and the Additional Private Placement Units, in the calculation of diluted net income per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

	For The Three Months Ended		For The Three Months Ended
	March 31, 2026		March 31, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$542,536	$157,336	$566,866	$164,391
Denominators:
Basic and diluted weighted average shares outstanding	8,500,000	2,465,000	8,500,000	2,465,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.07	$0.07

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

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2026	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in trust account	$90,231,013	$90,231,013	$-	$-
Total	$90,231,013	$90,231,013	$-	$-

December 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in trust account	$89,444,533	$89,444,533	$-	$-
Total	$89,444,533	$89,444,533	$-	$-

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

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$85,870,124
Plus: Remeasurement of carrying value to redemption value	3,574,409
Class A ordinary shares subject to possible redemption, December 31, 2025	89,444,533
Plus: Remeasurement of carrying value to redemption value	786,480
Class A ordinary shares subject to possible redemption, March 31, 2026	$90,231,013

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Due to related parties

On June 14, 2024, the Company appointed Mr. Will Garner as Chairman, Chief Executive Officer (“former CEO”) and a member of board of directors of the Company. During his term as a Chairman and CEO, he will receive annual cash compensation in the amount of $7,500, payable each month. On February 4, 2026, Mr. Will Garner resigned all the positions he held at the Company.

As of March 31, 2026 and December 31, 2025, the Company had compensation expenses payable to Mr. Will Garner of $46,250 and $38,750, respectively. Following his resignation, the balance of $46,250 as of March 31, 2026 was reclassified from amounts due to a related party to accrued expenses, as Mr. Garner is no longer considered a related party.

On May 25, 2024, the Company appointed Ms. Yuanmei Ma as Chief Financial Officer (“former CFO”), in addition to her current position as a member of the board of the directors. During her term as CFO and a member of board of directors of the Company, she will receive annual cash compensation in the amount of $5,000, payable each month. On March 26, 2026, Ms. Yuanmei Ma resigned all the positions she held at the Company.

As of March 31, 2026 and December 31, 2025, the Company had compensation expenses payable to Ms. Yuanmei Ma of $38,710 and $25,000, respectively. Following her resignation, the balance of $38,710 as of March 31, 2026 was reclassified from amounts due to a related party to accrued expenses, as Ms. Ma is no longer considered a related party.

On March 26, 2026, the Company appointed Mr. Jung Min Lee as the new Chief Executive Officer (“CEO”) and a director of the Company. The Company also appointed Mr. Jung Min Lee as the acting Chief Financial Officer of the Company until a new full time Chief Financial Officer is appointed. During his term as CEO and a member of board of directors of the Company, he will receive annual cash compensation in the amount of $7,500, payable each month.

As of March 31, 2026, the Company had compensation expenses payable to Mr. Jung Min Lee of $1,210.

Promissory Note — Related Party

On April 18, 2024, the sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note of $273,969 is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2024 or (2) the date on which the Company consummates an initial public offering. The Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the trust account. As of March 31, 2026 and December 31, 2025, the Company had Promissory Note of $0. Following the completion of the IPO, the Promissory Note was no longer available and replaced with the Working Capital Loans (as defined below).

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

As of March 31, 2026 and December 31, 2025, the Company had $142,881 and $100,881 borrowings under the Working Capital Loans from the sponsor, respectively.

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

As of March 31, 2026 and December 31, 2025, deferred underwriting discounts and commissions amounted to $1,700,000 payable upon consummation of the Company’s initial business combination.

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 Class A ordinary share with $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were 340,000 shares of Class A ordinary share issued or outstanding, excluding 8,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 Class B ordinary share with $0.0001 par value. In April 2024, the Company issued an aggregate of 2,156,250 founder shares to the sponsor for an aggregate purchase price of $25,000, or approximately $0.01 per share. Of the aggregate 2,156,250 Class B ordinary share outstanding, an aggregate of 31,250 shares were forfeited to the Company by the sponsor for no consideration to the extent that the underwriter’s over-allotment option was exercised in part, so that the initial shareholder will collectively own 20.0% of the Company’s issued and outstanding shares of ordinary share after the IPO (without given effect to the sale of the Private Placement Units, the Representative Shares, and assuming our insiders do not purchase Units in the IPO). As of March 31, 2026 and December 31, 2025, there were 2,125,000 shares of Class B ordinary share issued or outstanding.

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

Rights

As of March 31, 2026 and December 31, 2025, there were 8,500,000 Public Rights and 255,000 private rights included in the Private Placement Units (“Private Rights”) outstanding.  Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, holders must hold rights in multiples of eight in order to receive shares for all of their Class A ordinary shares underlying the rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

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

The key measures of segment profit or loss reviewed by our CODM are interest and dividends earned on cash and investment held in Trust Account and formation and operating costs. The CODM reviews interest and dividends earned on cash and investment held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also specifically reviews professional service fees in connection with the business combination, which are a significant segment expense as these represent significant costs affecting the Company’s consummation of the business combination. However, for the three months ended March 31, 2026 and 2025, professional service fees in connection with the business combination amounted to $0.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited financial statements were issued. Based on this review, other than the events described below, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited financial statements.

On April 17, 2026, the sponsor agreed to loan the Company up to $500,000 (“Working Capital Loan 1”) to meet the Company’s working capital needs. The loan was evidenced by a promissory note that was non-interest bearing and unsecured, and it was to be paid upon the earlier of (1) the date on which the Company consummates a business combination or merger with a qualified target company, and (2) the date of the liquidation of the Company. The sponsor has the right, but not the obligation, to convert this loan, in whole or in part, into Private Placement Units of the Company, each consisting of one Class A ordinary share, one right to receive one-eighth of one Class A ordinary share. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the sponsor by (y) $10.00. As of the date when these unaudited financial statements were issued, the Company borrowed approximately $0.3 million under the working capital loan.

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

Our Initial Public Offering

On October 25, 2024, we consummated our IPO of 7,500,000 units (the “Public Units”), each Public Unit consisting of one Class A ordinary share (the “Class A Ordinary Shares”) of the Company, par value $0.0001 per share (the “Public Shares”), and one right (the “Rights”) of the Company, each right entitling the holder to receive one-eighth of one Class A Ordinary (the “Public Rights”). The Public Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $75,000,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with ST Sponsor II Limited, our sponsor (the “sponsor”), of an aggregate of 240,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,400,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), and one Right (the “Private Placement Rights”). The terms and provisions of the Private Placement Shares and Private Placement Rights in the Private Placement Units are identical to the Public Shares and Public Rights, respectively, except that, subject to certain limited exceptions, the Private Placement Shares are subject to transfer restrictions until the consummation of the Company’s initial business combination. On October 25, 2024, a total of $75,187,500 of the net proceeds from the IPO and the Private Placement was deposited in a trust account (the “trust account”) established for the benefit of the Company’s Public Shareholders at a U.S. based trust account, with Continental Stock Transfer& Trust Company, acting as trustee.

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

In connection with the offering of the Option Units and the sale of Additional Private Placement Units, the proceeds of $10,025,000 from the proceeds of the offering of the Option Units and the sale of Additional Private Placement Units were placed in the trust account established for the benefit of the Company’s public shareholders and the underwriters of the IPO, with Continental Stock Transfer& Trust Company acting as trustee.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) to March 31, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest and dividends earned on cash and investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended March 31, 2026, we had a net income of $699,872, which consisted of interest and dividends earned on cash and investments held in trust account of $786,480 and interest income of $1, which was partially offset by formation and operating costs of $86,609.

For the three months ended March 31, 2025, we had a net income of $731,257, which consisted of interest and dividends earned on investments held in trust account of $899,202 and interest income of $2,307, which was partially offset by formation and operating costs of $170,252.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

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

As of March 31, 2026, the Company had cash of $4,597 and working capital deficit of $271,825. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined in Note 5 of the financial statements. In addition, if the Company is unable to complete an initial business combination within the Combination Period by July 25, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended March 31, 2026, there was $42,538 of cash used in operating activities resulting from interest and dividends earned on cash and investments held in trust account of $786,480 and the decrease in due to related parties of $62,540. The changes were partially offset by net income of $699,872, the decrease in prepaid expenses of $695, and the increase in accounts payable and accrued expenses of $105,915.

For the three months ended March 31, 2025, there was $261,187 of cash used in operating activities resulting from interest and dividends earned on cash and investments held in trust account of $899,202 and the increase in prepaid expenses of $95,920. The changes were partially offset by net income of $731,257 and the increase in accounts payable and accrued expenses of $2,678.

For the three months ended March 31, 2026 and 2025, there were no investing activities.

For the three months ended March 31, 2026, there was $42,000 of cash provided by financing activities resulting from the proceeds from working capital loan from a related party.

For the three months ended March 31, 2025, there were no financing activities

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our directors, officers and the sponsor (together, the “insiders”) or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender. As of March 31, 2026 and December 31, 2025, the Company had borrowings of $142,881 and $100,881 under the Working Capital Loans, respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Charlton Aria Acquisition Corporation

Date: June 17, 2026	By:	/s/ Jung Min Lee
Jung Min Lee
Chief Executive Officer and acting Chief Financial Officer