Form 10-Q
period 2026-06-30
Charlton Aria Acquisition Corp
filed 2026-08-06
CIK 2024459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of the date hereof, there were 8,840,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,125,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Charlton Aria Acquisition Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHARLTON ARIA ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash	$7,194	$5,135
Prepaid expenses	49,267	8,156
Total Current Assets	56,461	13,291

Cash and investments held in Trust Account	91,885,042	89,444,533
Total Assets	$91,941,503	$89,457,824

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$155,281	$33,877
Due to related parties	23,710	63,750
Working capital loan - related party	1,235,558	100,881
Total Current Liabilities	1,414,549	198,508

Deferred underwriting commission payable	1,700,000	1,700,000
Total Liabilities	3,114,549	1,898,508

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 8,500,000 shares at redemption value of $10.81 and $10.52 per share as of June 30, 2026 and December 31, 2025, respectively	91,885,042	89,444,533

Shareholders’ Deficit
Preference shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 340,000 shares issued and outstanding (excluding 8,500,000 shares subject to possible redemption)	34	34
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,125,000 shares issued and outstanding	213	213
Additional paid-in capital	-	-
Accumulated deficit	(3,058,335)	(1,885,464)
Total Shareholders’ Deficit	(3,058,088)	(1,885,217)
Total Liabilities and Shareholders’ Deficit	$91,941,503	$89,457,824

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For The	For The	For The	For The
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Formation and operating costs	$236,263	$127,380	$322,872	$297,632
Loss from operations	(236,263)	(127,380)	(322,872)	(297,632)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	804,029	904,628	1,590,509	1,803,830
Interest income	-	776	1	3,083
Total other income	804,029	905,404	1,590,510	1,806,913

Net income	$567,766	$778,024	$1,267,638	$1,509,281

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,500,000	8,500,000	8,500,000	8,500,000
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.07	$0.12	$0.14
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,465,000	2,465,000	2,465,000	2,465,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.05	$0.07	$0.12	$0.14

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	340,000	$34	2,125,000	$213	$-	$(1,885,464)	$(1,885,217)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(786,480)	(786,480)
Net income	-	-	-	-	-	699,872	699,872
Balance as of March 31, 2026	340,000	34	2,125,000	213	-	(1,972,072)	(1,971,825)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(804,029)	(804,029)
Extension fees attributable to Class A ordinary shares subject to redemption	-	-	-	-	-	(850,000)	(850,000)
Net income	-	-	-	-	-	567,766	567,766
Balance as of June 30, 2026	340,000	$34	2,125,000	$213	$-	$(3,058,335)	$(3,058,088)

	Ordinary Shares					Additional		Total
	Class A		Class B			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	(1)	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	340,000	$34	2,125,000		$213	$-	$(1,293,097)	$(1,292,850)
Remeasurement of carrying value to redemption value	-	-	-		-	-	(899,202)	(899,202)
Net income	-	-	-		-	-	731,257	731,257
Balance as of March 31, 2025	340,000	$34	2,125,000		213	-	(1,461,042)	(1,460,795)
Remeasurement of carrying value to redemption value	-	-	-		-	-	(904,628)	(904,628)
Net income	-	-	-		-	-	778,024	778,024
Balance as of June 30, 2025	340,000	$34	2,125,000		$213	$-	$(1,587,646)	$(1,587,399)

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The	For The
	Six Months Ended	Six Months Ended
Cash Flows from Operating Activities:	June 30, 2026	June 30, 2025
Net income	$1,267,638	$1,509,281
Adjustments to reconcile net income to net cash used in operating activities
Interest and dividends earned on cash and investments held in Trust Account	(1,590,509)	(1,803,830)
Changes in operating assets and liabilities:
Prepaid expenses	(41,111)	(60,547)
Accounts payable and accrued expenses	121,404	(31,192)
Due to related parties	(40,040)	(12,500)
Net Cash Used in Operating Activities	(282,618)	(398,788)

Cash Flows from Investing Activities:
Extension fee deposited into Trust Account	(850,000)	-
Net Cash Used in Investing Activities	(850,000)	-

Cash Flows from Financing Activities:
Proceeds from working capital loan from a related party	1,134,677	-
Net Cash Provided by Financing Activities	1,134,677	-

Net Change in Cash	2,059	(398,788)

Cash, beginning of period	5,135	447,419
Cash, end of period	$7,194	$48,631

Supplemental Disclosure of Cash Flow Information:
Remeasurement of carrying value to redemption value	$1,590,509	$1,803,830
Extension fees attributable to Class A ordinary shares subject to redemption	$850,000	-

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

As of June 30, 2026, the Company had not commenced any operations. For the period from March 22, 2024 (inception) through June 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) and the search for a target for a business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and private placement (“Private Placement”, see Note 4).

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

On October 25, 2024, the Company consummated its initial public offering (the “IPO”) of 7,500,000 units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one-eighth of one Class A ordinary share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $75,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 240,000 units (the “Private Placement Units”) to the sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,400,000, which is described in Note 4.

In connection with the IPO, the underwriters were granted an option to purchase up to 1,125,000 additional Units to cover over-allotments, if any (the “Over-allotment Option”). On November 19, 2024, the Representative exercised the Over-allotment Option in part, and purchased 1,000,000 Units (the “Option Units”), generating gross proceeds of $10,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 15,000 Private Units (the “Additional Private Placement Units”) to the sponsor at a purchase price of $10.00 per Private Unit, generating gross proceeds of $150,000. The Company also issued an additional 10,000 Representative Shares to the Representative. The remaining Over-allotment Option expired on December 9, 2024.

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

31,250 shares of the 2,156,250 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary share” or “founder shares”) (see Note 4) held by the sponsor were forfeited to the extent that the underwriters’ over-allotment option was exercised in part, so that our insiders will collectively own 20.0% of our issued and outstanding shares after the IPO (without giving effect to the sale of the Private Placement Units, the Representative Shares (as defined below), and assuming our directors, officers, Sponsor or any of the foregoing’s affiliates (collectively, “insiders”) do not purchase Units in the IPO).

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

Upon the closing of the IPO, management has agreed that at least $10.025 per Unit sold in the IPO will be held into a U.S.-based trust account (“trust account”). The funds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the trust account will not be released from the trust account until the earliest to occur of (i) the completion of the Company’s initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s memorandum and articles of association effective at the time to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial business combination by the Combination Deadline (as defined below), or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of all of public shares if the Company is unable to complete their initial business combination by the Combination Deadline, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will have until April 25, 2026 (or 18 months from the consummation of the IPO) to consummate its initial business combination. If it anticipates that it may not be able to consummate its initial business combination by then, it may, but is not obligated to, extend the period of time to consummate an initial business combination two times by an additional three months each time (until July 25, 2026 or October 25, 2026, or up to 21 months or 24 months from the consummation of the IPO to complete an initial business combination), provided that the sponsor and/or designees must deposit into the trust account for each three months extension, $850,000 ($0.10 per unit in either case), up to an aggregate of $1,700,000 on or prior to the date of the applicable deadline. The applicable deadline to consummate the initial business combination in each case, April 25, 2026, July 25, 2026, or October 25, 2026, is referred as the “Combination Deadline”. On April 24, 2026, the sponsor deposited $850,000 into the trust account, as a result of which, the Company has until July 25, 2026 to complete its initial business combination. On August 3, 2026, the sponsor deposited $850,000 into the trust account, as a result of which, the Company has until October 25, 2026 to complete its initial business combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption accreted to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company has determined not to consummate any initial business combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act.

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

The sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.025 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.025 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Company’s sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the company. Therefore, it cannot be assured that the sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of June 30, 2026, the Company had $7,194 of cash and a working capital deficit of $1,358,088. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete an initial business combination within the Combination Deadline by October 25, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Deadline. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on May 28, 2026.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $7,194 and $5,135 as of June 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all of the assets of $91,885,042 and $89,444,533 held in the trust account were invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and are automatically reinvested. The fair value for these investments is determined using quoted market prices in active markets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) of $250,000. As of June 30, 2026 and December 31, 2025, $0 was over the FDIC limit. The Company has not experienced losses on these accounts.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income per share as the redemption value approximates fair value. For the three and six months ended June 30, 2026 and 2025, the Company has not considered the effect of the 8,755,000 Rights included in the Units, the Private Placement Units, the Option Units and the Additional Private Placement Units, in the calculation of diluted net income per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

	For The Three Months Ended		For The Three Months Ended
	June 30, 2026		June 30, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$440,129	$127,637	$603,119	$174,905
Denominators:
Basic and diluted weighted average shares outstanding	8,500,000	2,465,000	8,500,000	2,465,000
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.07	$0.07

	For The Six Months Ended		For The Six Months Ended
	June 30, 2026		June 30, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$982,665	284,973	$1,169,985	$339,296
Denominators:
Basic and diluted weighted average shares outstanding	8,500,000	2,465,000	8,500,000	2,465,000
Basic and diluted net income per ordinary share	$0.12	0.12	$0.14	$0.14

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

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2026	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in trust account	$91,885,042	$91,885,042	$-	$-
Total	$91,885,042	$91,885,042	$-	$-

December 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and investments held in trust account	$89,444,533	$89,444,533	$-	$-
Total	$89,444,533	$89,444,533	$-	$-

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,500,000 Class A ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$85,870,124
Plus: Remeasurement of carrying value to redemption value	3,574,409
Class A ordinary shares subject to possible redemption, December 31, 2025	89,444,533
Plus: Remeasurement of carrying value to redemption value	1,590,509
Plus: Additional amount deposited into trust for extensions	850,000
Class A ordinary shares subject to possible redemption, June 30, 2026	$91,885,042

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the Option Units in part, the sponsor purchased an aggregate of 255,000 Units at a price of $10.00 per Unit for an aggregate purchase price of $2,550,000 in the Private Placement. Each Private Placement Unit is identical to the Units sold in the IPO, except that it will not be redeemable, transferable, assignable or salable by the sponsor until the completion of its initial business combination (except to certain permitted transferees).

Note 5 — Related Party Transactions

Founder Shares

On April 23, 2024, the Company issued 2,156,250 Class B ordinary shares, or founder shares, par value $0.0001 per share, to its Sponsor for a purchase price of $25,000, or approximately $0.0116 per share. On November 19, 2024, the underwriters partially exercised the over-allotment option for an additional 1,000,000 Units, reducing the Class B ordinary shares subject to forfeiture to 31,250 shares. On December 9, 2024, the remainder of the over-allotment option to purchase 125,000 Units expired and the 31,250 founder shares were forfeited, resulting in the insiders collectively owning 20.0% of its issued and outstanding shares after the IPO (without giving effect to the sale of the Private Placement Units, the Representative Shares, and assuming our insiders do not purchase Units in the IPO).

On September 11, 2024, the sponsor entered into a securities transfer agreement, pursuant to which the sponsor transferred 100,000 founder shares and 60,000 founder shares to Mr. Will Garner, the Company’s former Chairman and CEO, and Ms. Yuanmei Ma, the Company’s former CFO, respectively, for a total consideration of $1,855, or approximately $0.0116 per share. The transfer of the 160,000 founder shares is accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”). The estimated fair value of the 160,000 founder shares totaled $187,200. On September 11, 2024, the Company recognized a share-based compensation expense of $185,345, net of the nominal cash consideration of $1,855 paid by the officers.

On October 24, 2024, the effective date of the registration statement of the IPO, the sponsor transferred an aggregate of 60,000 of its founder shares, or 20,000 each to its three independent directors for their board service, for nominal cash consideration, of $696. The transfer of the 60,000 founder shares is accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”). The estimated fair value of the 60,000 founder shares totaled $65,046. On October 24, 2024, the Company recognized a share-based compensation expense of $64,350, net of the nominal cash consideration of $696 paid by the directors.

The Private Placement shares are identical to the Class A ordinary shares included in the Units sold in the IPO. However, the Company’s insiders have agreed, pursuant to written letter agreements with the Company, (A) to vote their founder shares and Private Placement shares (as well as any public shares acquired in or after the IPO) in favor of any initial business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s memorandum and articles of association effective at the time that would stop the Company’s public shareholders from redeeming their shares for cash or selling their founder shares and Private Placement shares to the Company in connection with an initial business combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete an initial business combination by the Combination Deadline, (C) not to redeem any founder shares and Private Placement shares (as well as any other shares acquired in or after the IPO) for cash from the trust account in connection with a shareholder vote to approve the Company’s proposed an initial business combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of the Company’s memorandum and articles of association effective at the time relating to shareholders’ rights or pre-initial business combination activity and (D) that the founder shares and Private Placement shares shall not participate in any liquidating distribution upon winding up if an initial business combination is not consummated.

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

Due to related parties

On June 14, 2024, the Company appointed Mr. Will Garner as Chairman, Chief Executive Officer (“former CEO”) and a member of board of directors of the Company. During his term as Chairman and CEO, he received monthly cash compensation of $7,500, payable each month. On February 2, 2026, Mr. Will Garner resigned all the positions he held at the Company.

As of June 30, 2026 and December 31, 2025, the Company had compensation expenses payable to Mr. Will Garner of $46,250 and $38,750, respectively. Following his resignation, the balance of $46,250 as of June 30, 2026 was reclassified from amounts due to a related party to accrued expenses, as Mr. Garner is no longer considered a related party.

On May 25, 2024, the Company appointed Ms. Yuanmei Ma as Chief Financial Officer (“former CFO”), in addition to her current position as a member of the board of the directors. During her term as CFO and a member of board of directors of the Company, she will receive monthly cash compensation of $5,000, payable each month. On March 24, 2026, Ms. Yuanmei Ma resigned all the positions she held at the Company.

As of June 30, 2026 and December 31, 2025, the Company had compensation expenses payable to Ms. Yuanmei Ma of $38,710 and $25,000, respectively. Following her resignation, the balance of $38,710 as of June 30, 2026 was reclassified from amounts due to a related party to accrued expenses, as Ms. Ma is no longer considered a related party.

On March 26, 2026, the Company appointed Mr. Jung Min Lee as the new Chief Executive Officer (“CEO”) and a director of the Company. The Company also appointed Mr. Jung Min Lee as the acting Chief Financial Officer of the Company until a new full time Chief Financial Officer is appointed. During his term as CEO and a member of board of directors of the Company, he will receive monthly cash compensation of $7,500, payable each month.

As of June 30, 2026, the Company had compensation expenses payable to Mr. Jung Min Lee of $23,710.

Promissory Note — Related Party

On April 18, 2024, the sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note of $273,969 is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2024 or (2) the date on which the Company consummates an initial public offering. The Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the trust account. As of June 30, 2026 and December 31, 2025, the Company had no amounts outstanding under the Promissory Note. Following the completion of the IPO, the Promissory Note was no longer available and replaced with the Working Capital Loans (as defined below).

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

On April 17, 2026, the sponsor agreed to loan the Company up to $500,000 to meet the Company’s working capital needs. The loan was evidenced by a promissory note that was non-interest bearing and unsecured, and it was to be paid upon the earlier of (1) the date on which the Company consummates a business combination or merger with a qualified target company, and (2) the date of the liquidation of the Company. The sponsor has the right, but not the obligation, to convert this loan, in whole or in part, into Private Placement Units of the Company, each consisting of one Class A ordinary share, one right to receive one-eighth of one Class A ordinary share. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the sponsor by (y) $10.00.

On April 24, 2026, the sponsor deposited $850,000 into the trust account, as a result of which, the Company has until July 25, 2026 to complete its initial business combination. The $850,000 loan from sponsor to extend the Company’s business combination date was evidenced by a promissory note with terms consistent with those of Working Capital Loans for working capital needs.

As of June 30, 2026 and December 31, 2025, the Company had borrowings under the Working Capital Loans from the sponsor of $1,235,558, which included $850,000 for extension of its life and $385,558 for working capital needs, and $100,881, which was for working capital needs, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares and Private Placement Units, including any Working Capital Units issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on October 24, 2024 by and among the Company and the insiders. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriter a 45-day option to purchase up to an additional 1,125,000 Units solely to cover over-allotments, if any. The underwriters exercised the over-allotment option in part and purchased 1,000,000 Option Units on November 19, 2024.

The underwriter was entitled to cash underwriting discounts and commissions of $0.15 per Unit, or $1,275,000, and paid at the closing of the IPO and the Option Units in part. In connection with the IPO, the underwriter was issued an aggregate of 85,000 Class A ordinary shares, or Representative Shares, with a fair value of $92,195. The Representative Shares were valued using a market approach based on the quoted trading price of Class A ordinary shares of $9.96 per share, adjusted for the probability of a business combination between a Special Purpose Acquisition Company and a private operating company of 11.0% and a discount for lack of marketability of 1.0%.

Additionally, the underwriter will be entitled to cash underwriting discounts and commissions of $0.20 per Unit, or $1,700,000, at the closing of the initial business combination as deferred underwriting fee. If the Company does not complete its initial business combination within the time period required by its second amended and restated memorandum and articles of association, the underwriters have agreed that (i) they will forfeit any rights or claims to their deferred underwriting discounts and commissions, including any accrued interest thereon, then in the trust account, and (ii) that the deferred underwriters’ discounts and commissions will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

As of June 30, 2026 and December 31, 2025, deferred underwriting discounts and commissions amounted to $1,700,000 payable upon consummation of the Company’s initial business combination.

Note 7 — Shareholder’s Equity

Preference Share — The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.

Class A Ordinary Share — The Company is authorized to issue 445,000,000 Class A ordinary share with $0.0001 par value. As of June 30, 2026 and December 31, 2025, there were 340,000 Class A ordinary shares issued and outstanding, excluding 8,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Share — The Company is authorized to issue 50,000,000 Class B ordinary share with $0.0001 par value. In April 2024, the Company issued an aggregate of 2,156,250 founder shares to the sponsor for an aggregate purchase price of $25,000, or approximately $0.0116 per share. Of the aggregate 2,156,250 Class B ordinary shares outstanding, an aggregate of 31,250 shares were forfeited to the Company by the sponsor for no consideration to the extent that the underwriter’s over-allotment option was exercised in part, so that the initial shareholders will collectively own 20.0% of the Company’s issued and outstanding shares of ordinary share after the IPO (without giving effect to the sale of the Private Placement Units, the Representative Shares, and assuming our insiders do not purchase Units in the IPO). As of June 30, 2026 and December 31, 2025, there were 2,125,000 Class B ordinary shares issued and outstanding.

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

Rights

As of June 30, 2026 and December 31, 2025, there were 8,500,000 Public Rights and 255,000 private rights included in the Private Placement Units (“Private Rights”) outstanding.  Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, holders must hold rights in multiples of eight in order to receive shares for all of their rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metric, which include the following:

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Professional fees incurred in connection with potential business combination	$(50,000)	$-	$(50,000)	$-
Other formation and operating costs	(186,263)	(127,380)	(272,872)	(297,632)
Interest and dividend income on cash and investments held in Trust Account and interest income	804,029	905,404	1,590,510	1,806,913
Net income	$567,766	$778,024	$1,267,638	$1,509,281

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

On July 24, 2026, the Company’s Board of Directors approved and ratified: (i) the appointment of Mr. Paul Strickland as the Company’s Chief Financial Officer and a director of the Company, effective July 22, 2026, with monthly cash compensation of $5,000, (ii) the appointment of Mr. Kyoung Tak Kim as an independent director of the Company and a member of the Board’s audit committee, effective July 22, 2026, and (iii) the appointment of Mr. Wang Jo Cha as an independent director of the Company and a member of the Board’s compensation committee, effective July 22, 2026. Accordingly, Mr. Jung Min Lee ceased to serve as the acting Chief Financial Officer of the Company, effective July 22, 2026.

On August 3, 2026, the sponsor deposited $850,000 into the trust account, as a result of which, the Company has until October 25, 2026 to complete its initial business combination. The $850,000 loan from sponsor to extend the Company’s business combination date was evidenced by a promissory note with terms consistent with those of Working Capital Loans for working capital needs.

As of the date when these unaudited financial statements were issued, the Company borrowed approximately $2.2 million under the Working Capital Loans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us”, or the “Company” refer to Charlton Aria Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ST Sponsor II Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities and Exchange Commission (the “SEC”) on October 24, 2024 (File No. 333-282313) (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our Initial Public Offering

On October 25, 2024, we consummated our IPO of 7,500,000 units (the “Public Units”), each Public Unit consisting of one Class A ordinary share (the “Class A Ordinary Shares”) of the Company, par value $0.0001 per share (the “Public Shares”), and one right (the “Rights”) of the Company, each right entitling the holder to receive one-eighth of one Class A Ordinary Share (the “Public Rights”). The Public Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $75,000,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with ST Sponsor II Limited, our sponsor (the “sponsor”), of an aggregate of 240,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,400,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), and one Right (the “Private Placement Rights”). The terms and provisions of the Private Placement Shares and Private Placement Rights in the Private Placement Units are identical to the Public Shares and Public Rights, respectively, except that, subject to certain limited exceptions, the Private Placement Shares are subject to transfer restrictions until the consummation of the Company’s initial business combination. On October 25, 2024, a total of $75,187,500 of the net proceeds from the IPO and the Private Placement was deposited in a trust account (the “trust account”) established for the benefit of the Company’s Public Shareholders at a U.S. based trust account, with Continental Stock Transfer & Trust Company, acting as trustee.

We also issued to Clear Street LLC, the representative of the underwriters of the IPO (the “Representative”), 75,000 Class A Ordinary Shares as part of the underwriting compensation (the “Representative Shares”) on the closing of the IPO. The Representative Shares are identical to the Class A Ordinary Shares included in the Units, with certain exceptions.

The underwriters have been granted a 45-day option to purchase up to an additional 1,125,000 units offered by the Company to cover over-allotments, if any. On November 19, 2024, the Representative exercised the Over-allotment Option in part, and purchased 1,000,000 Units (the “Option Units”), generating gross proceeds of $10,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 15,000 Private Placement Units (the “Additional Private Placement Units”) to the sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $150,000. The Company also issued an additional 10,000 Representative Shares to the Representative.

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

The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

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

Change in Control of Sponsor

On May 13, 2025, Sunny Tan Kah Wei, the sole shareholder of our sponsor, closed upon the transaction provided for by a Share Purchase Agreement (the “Sponsor Sale SPA”), dated as of May 12, 2025, with Sovereign Global Trust LLC, a Delaware limited liability company (“Buyer”).

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

Extensions

Pursuant to the Second Amended and Restated Memorandum and Articles of Association of the Company, the Company had until April 25, 2026, or 18 months from the consummation of its initial public offering to consummate its initial business combination, provided that the Company may, but is not obligated to, extend the period of time to consummate an initial business combination two times by an additional three months each time if the Sponsor and/or its designees deposit into the trust account $850,000 for each three months extension, for an aggregate of up to $1,700,000.

On April 24, 2026, the Sponsor deposited $850,000 into the trust account, as a result of which, the Company has until July 25, 2026 to complete its initial business combination (the “First Extension”). In connection with the First Extension, the Company issued an unsecured promissory note dated April 23, 2026, in the principal amount of $850,000 to the Sponsor. The promissory note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and the outstanding principal is payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

On August 3, 2026, the Sponsor deposited $850,000 into the trust account, as a result of which, the Company has until October 25, 2026 to complete its initial business combination (the “Second Extension”). In connection with the Second Extension, the Company issued an unsecured promissory note dated July 31, 2026, in the principal amount of $850,000 to the Sponsor. The promissory note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and the outstanding principal is payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) to June 30, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest and dividends earned on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended June 30, 2026, we had a net income of $567,766, which consisted of interest and dividends earned on investments held in trust account of $804,029, which was partially offset by formation and operating costs of $236,263.

For the three months ended June 30, 2025, we had a net income of $778,024, which consisted of interest and dividends earned on investments held in trust account of $904,628 and interest income of $776, which was partially offset by formation and operating costs of $127,380.

For the six months ended June 30, 2026, we had a net income of $1,267,638, which consisted of interest and dividends earned on investments held in trust account of $1,590,509 and interest income of $1, which was partially offset by formation and operating costs of $322,872.

For the six months ended June 30, 2025, we had a net income of $1,509,281, which consisted of interest and dividends earned on investments held in trust account of $1,803,830 and interest income of $3,083, which was partially offset by formation and operating costs of $297,632.

Liquidity and Capital Resources

The Company’s liquidity needs through June 30, 2026 had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs and the proceeds from the public offering and private placements.

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

As of June 30, 2026, the Company had cash of $7,194 and working capital deficit of $1,358,088. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined in Note 5 of the financial statements. In addition, if the Company is unable to complete an initial business combination within the Combination Deadline by October 25, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Deadline. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended June 30, 2026, there was $282,618 of cash used in operating activities resulting from interest and dividend earned on investments held in trust account of $1,590,509, the increase in prepaid expenses of $41,111, and the decrease in due to related parties of $40,040. The changes were offset by net income of $1,267,638, and the increase in accounts payable and accrued expenses of $121,404.

For the six months ended June 30, 2025, there was $398,788 of cash used in operating activities resulting from interest and dividend earned on investments held in trust account of $1,803,830, the increase in prepaid expenses of $60,547, the decrease in accounts payable and accrued expenses of $31,192, and the decrease in due to related parties of $12,500. The changes were offset by net income of $1,509,281.

For the six months ended June 30, 2026, there was $850,000 of cash used in investing activities resulting from extension fee deposited into trust account of $850,000.

For the six months ended June 30, 2025, there were no investing activities.

For the six months ended June 30, 2026, there was $1,134,677 of cash provided by financing activities resulting from proceeds from working capital loan from a related party of $1,134,677.

For the six months ended June 30, 2025, there were no financing activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our directors, officers and the sponsor (together, the “insiders”) or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender. As of June 30, 2026 and December 31, 2025, the Company had borrowings of $1,235,558 and $100,881 under the Working Capital Loans, respectively.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination in which case we may issue additional securities or incur debt in connection with such initial business combination. In addition, if we are unable to complete an initial business combination within the Combination Deadline by October 25, 2026, unless further extended, the board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution. There is no assurance that our plans to consummate an initial business combination will be successful within the Combination Deadline. As a result, management has determined that such additional condition also raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Registration Rights

The holders of the founder shares and Private Placement Units, including any Working Capital Units issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on October 24, 2024 by and among the Company and the insiders. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses of filing any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,125,000 additional Public Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters had exercised the over-allotment option in part and purchased 1,000,000 Public Units on November 19, 2024.

The underwriters received a cash underwriting discount of $0.15 per Public Unit, or $1,275,000 in the aggregate and paid at the closing of the IPO and the exercising of over-allotment option in part. In addition, the underwriters will be entitled to a deferred fee of $0.20 per Public Unit, or $1,700,000 in the aggregate upon the consummation of an initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes its initial business combination, subject to the terms of the underwriting agreement dated October 24, 2024, by and between the Company and Clear Street LLC.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal controls as a result of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

On April 17, 2026, the Company issued an unsecured promissory note to the Sponsor in the principal amount of up to US$500,000 (the “Working Capital Note”) partially evidencing the loans provided previously by the Sponsor and partially allowing the Sponsor to provide additional loans thereunder. The Working Capital Note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and amounts outstanding thereunder are payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

On April 24, 2026, the sponsor deposited $850,000 into the trust account, as a result of which, the Company has until July 25, 2026 to complete its initial business combination. In connection with the extension, the Company issued an unsecured promissory note dated April 23, 2026, in the principal amount of US$850,000 to the Sponsor (the “First Extension Note”). The First Extension Note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and the outstanding principal is payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

On August 3, 2026, the sponsor deposited $850,000 into the trust account, as a result of which, the Company has until October 25, 2026 to complete its initial business combination. In connection with the extension, the Company issued an unsecured promissory note dated July 31, 2026, in the principal amount of US$850,000 to the Sponsor (the “Second Extension Note”). The Second Extension Note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and the outstanding principal is payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

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

Charlton Aria Acquisition Corporation

Date: August 6, 2026	By:	/s/ Jung Min Lee
Jung Min Lee
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Paul Strickland
Paul Strickland
Chief Financial Officer (Principal Financial and Accounting Officer)