Form 10-Q
period 2026-09-30
Charlton Aria Acquisition Corp
filed 2026-11-05
CIK 2024459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42386

CHARLTON ARIA ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 W 9th St, #848

Wilmington, Delaware 19801

(Address of principal executive offices and zip code)

(302) 319-3177

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one right to acquire one-eighth of one Class A ordinary share	CHARU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	CHAR	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-eighth of one Class A ordinary share	CHARR	The Nasdaq Stock Market LLC

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

As of October 22, 2026, there were 4,579,037 Class A ordinary shares, par value $0.0001 per share, and 660,001 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHARLTON ARIA ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash	$30,962	$5,135
Prepaid expenses	27,322	8,156
Total current assets	58,284	13,291
Cash and investments held in trust account	93,579,630	89,444,533
Total assets	$93,637,914	$89,457,824
Liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$538,134	$33,877
Due to related parties	52,823	63,750
Working capital loans, related party	2,381,879	100,881
Total current liabilities	2,972,836	198,508
Deferred underwriting commission payable	1,700,000	1,700,000
Total liabilities	4,672,836	1,898,508
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 8,500,000 shares at redemption value of $11.01 and $10.52 per share as of September 30, 2026 and December 31, 2025, respectively	93,579,630	89,444,533
Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; 340,000 shares issued and outstanding (excluding 8,500,000 shares subject to possible redemption)	34	34
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,125,000 shares issued and outstanding	213	213
Additional paid-in capital	-	-
Accumulated deficit	(4,614,799)	(1,885,464)
Total shareholders’ deficit	(4,614,552)	(1,885,217)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$93,637,914	$89,457,824

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Formation and operating costs	$706,464	$109,077	$1,029,336	$406,709
Loss from operations	(706,464)	(109,077)	(1,029,336)	(406,709)
Other income:
Interest and dividends earned on cash and investments held in trust account	844,588	915,972	2,435,097	2,719,802
Interest income	-	94	1	3,177
Total other income	844,588	916,066	2,435,098	2,722,979
Net income	$138,124	$806,989	$1,405,762	$2,316,270
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,500,000	8,500,000	8,500,000	8,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.01	$0.07	$0.13	$0.21
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,465,000	2,465,000	2,465,000	2,465,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.01	$0.07	$0.13	$0.21

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

For the Three and Nine Months Ended September 30, 2026

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2025	340,000	$34	2,125,000	$213	$-	$(1,885,464)	$(1,885,217)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(786,480)	(786,480)
Net income	-	-	-	-	-	699,872	699,872
Balance, March 31, 2026	340,000	$34	2,125,000	$213	$-	$(1,972,072)	$(1,971,825)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(804,029)	(804,029)
Extension deposit attributable to Class A ordinary shares subject to redemption	-	-	-	-	-	(850,000)	(850,000)
Net income	-	-	-	-	-	567,766	567,766
Balance, June 30, 2026	340,000	$34	2,125,000	$213	$-	$(3,058,335)	$(3,058,088)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(844,588)	(844,588)
Extension deposit attributable to Class A ordinary shares subject to redemption	-	-	-	-	-	(850,000)	(850,000)
Net income	-	-	-	-	-	138,124	138,124
Balance, September 30, 2026	340,000	$34	2,125,000	$213	$-	$(4,614,799)	$(4,614,552)

The accompanying notes are an integral part of these unaudited financial statements.

For the Three and Nine Months Ended September 30, 2025

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2024	340,000	$34	2,125,000	$213	$-	$(1,293,097)	$(1,292,850)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(899,202)	(899,202)
Net income	-	-	-	-	-	731,257	731,257
Balance, March 31, 2025	340,000	$34	2,125,000	$213	$-	$(1,461,042)	$(1,460,795)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(904,628)	(904,628)
Net income	-	-	-	-	-	778,024	778,024
Balance, June 30, 2025	340,000	$34	2,125,000	$213	$-	$(1,587,646)	$(1,587,399)
Remeasurement of carrying value to redemption value	-	-	-	-	-	(915,972)	(915,972)
Net income	-	-	-	-	-	806,989	806,989
Balance, September 30, 2025	340,000	$34	2,125,000	$213	$-	$(1,696,629)	$(1,696,382)

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net income	$1,405,762	$2,316,270
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(2,435,097)	(2,719,802)
Changes in operating assets and liabilities:
Prepaid expenses	(19,166)	(27,840)
Accounts payable and accrued expenses	504,257	(17,772)
Due to related parties	(10,927)	12,500
Net cash used in operating activities	(555,171)	(436,644)
Cash flows from investing activities:
Extension deposits into trust account	(1,700,000)	-
Net cash used in investing activities	(1,700,000)	-
Cash flows from financing activities:
Proceeds from working capital loans, related party	2,280,998	-
Net cash provided by financing activities	2,280,998	-
Net change in cash	25,827	(436,644)
Cash, beginning of period	5,135	447,419
Cash, end of period	$30,962	$10,775
Supplemental disclosure of non-cash financing activities:
Remeasurement of carrying value to redemption value	$2,435,097	$2,719,802
Extension deposits attributable to Class A ordinary shares subject to possible redemption	$1,700,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHARLTON ARIA ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Organization, Business Operation and Going Concern Consideration

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

As of September 30, 2026, the Company had not commenced any operations. For the period from March 22, 2024 (inception) through September 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) and the search for a target for a business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and private placement (“Private Placement”, see Note 4).

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

In connection with the IPO, the underwriters were granted an option to purchase up to 1,125,000 additional Units to cover over-allotments, if any (the “Over-allotment Option”). On November 19, 2024, the Representative exercised the Over-allotment Option in part, and purchased 1,000,000 Units (the “Option Units”), generating gross proceeds of $10,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 15,000 Private Placement Units (the “Additional Private Placement Units”) to the sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $150,000. The Company also issued an additional 10,000 Representative Shares (as defined below) to the Representative. The remaining Over-allotment Option expired on December 9, 2024.

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

31,250 shares of the 2,156,250 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary share” or “founder shares”) (see Note 5) held by the sponsor were forfeited to the extent that the underwriters’ over-allotment option was exercised in part, so that the Company’s insiders would collectively own 20.0% of the Company’s issued and outstanding shares after the IPO (without giving effect to the sale of the Private Placement Units, the Representative Shares, and assuming the Company’s directors, officers, Sponsor or any of the foregoing’s affiliates (collectively, “insiders”) do not purchase Units in the IPO).

Transaction costs amounted to $3,408,558, consisting of $1,275,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $1,700,000 of deferred underwriting commissions, $92,195 of the Representative Shares (discussed below), and $341,363 of other offering costs.

In conjunction with the IPO (including the partial exercise of the Over-allotment Option), the Company issued to the underwriter 85,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation: Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares in connection with the IPO and the offering of the Option Units totaled $92,195.

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

The Company had until April 25, 2026 (or 18 months from the consummation of the IPO) to consummate its initial business combination. If it anticipates that it may not be able to consummate its initial business combination by then, it may, but is not obligated to, extend the period of time to consummate an initial business combination two times by an additional three months each time (until July 25, 2026 or October 25, 2026, or up to 21 months or 24 months from the consummation of the IPO to complete an initial business combination), provided that the sponsor and/or designees must deposit into the trust account for each three months extension, $850,000 ($0.10 per unit in either case), up to an aggregate of $1,700,000 on or prior to the date of the applicable deadline. The applicable deadline to consummate the initial business combination in each case, April 25, 2026, July 25, 2026, or October 25, 2026, is referred as the “Combination Deadline”. On April 24, 2026, the sponsor deposited $850,000 into the trust account, as a result of which, the Company had until July 25, 2026 to complete its initial business combination. On August 3, 2026, the sponsor deposited $850,000 into the trust account, as a result of which, the Company had until October 25, 2026 to complete its initial business combination. On October 6, 2026, the Company entered into a Business Combination Agreement with KQC Quantum, Inc. and the other parties thereto. On October 19, 2026, the Company’s shareholders approved amendments to the Company’s memorandum and articles of association and the Investment Management Trust Agreement that permit the Company to extend the Combination Deadline from October 25, 2026 up to twelve times, by one month each time, to as late as October 25, 2027. In connection with the extraordinary general meeting, holders of 5,725,962 public shares exercised their right to redeem their shares for approximately $11.03 per share (see Note 9). In October 2026, an aggregate of $60,000 was deposited into the Trust Account to extend the Business Combination Deadline to November 25, 2026.

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

Going Concern Consideration

As of September 30, 2026, the Company had $30,962 of cash and a working capital deficit of $2,914,552. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5), and the funding of De-SPAC Costs by KQC Quantum, Inc. under Section 5.12 of the Business Combination Agreement (see Note 6). In addition, if the Company is unable to complete an initial business combination by the Combination Deadline, which may be extended month to month to as late as October 25, 2027 (see Note 9), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Deadline. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a result of the armed conflict involving the United States, Israel and Iran that began in February 2026, the ongoing military conflict between the Russian Federation and Ukraine, related economic sanctions, and changes in U.S. and international trade policies, including tariffs, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by these events, including as a result of increased market volatility, decreased market liquidity, or third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these events on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial business combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for the fair presentation of the results for the period. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on May 28, 2026.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $30,962 and $5,135 as of September 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, substantially all of the assets of $93,579,630 and $89,444,533 held in the trust account were invested primarily in money market funds. These investments are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these investments are included in interest and dividends income in the accompanying statements of operations and are automatically reinvested. The fair value for these investments is determined using quoted market prices in active markets.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) of $250,000. As of September 30, 2026 and December 31, 2025, $0 was over the FDIC limit. The Company has not experienced losses on these accounts.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement of carrying value to redemption value of redeemable ordinary shares is excluded from income per share as the redemption value approximates fair value. For the three and nine months ended September 30, 2026 and 2025, the Company has not considered the effect of the 8,755,000 Rights included in the Units, the Private Placement Units, the Option Units and the Additional Private Placement Units, in the calculation of diluted net income per share, since the conversion of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income per ordinary share:
Numerator: allocation of net income	$107,073	$31,051	$625,573	$181,416
Denominator: basic and diluted weighted average shares outstanding	8,500,000	2,465,000	8,500,000	2,465,000
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.07	$0.07

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income per ordinary share:
Numerator: allocation of net income	$1,089,738	$316,024	$1,795,558	$520,712
Denominator: basic and diluted weighted average shares outstanding	8,500,000	2,465,000	8,500,000	2,465,000
Basic and diluted net income per ordinary share	$0.13	$0.13	$0.21	$0.21

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

●	Level 1: Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3: Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2026
Assets:
Cash and investments held in trust account	$93,579,630	$93,579,630	$-	$-

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2025
Assets:
Cash and investments held in trust account	$89,444,533	$89,444,533	$-	$-

The fair value of the Rights included in the Units sold in the IPO was estimated as of the date of the IPO solely for purposes of allocating the proceeds of the IPO between the Class A ordinary shares and the Rights. The Rights were valued using a market approach, which applied the conversion ratio of one-eighth of one Class A ordinary share per Right to the quoted trading price of the Class A ordinary share of $9.96, adjusted for an implied probability of the completion of an initial business combination of 11.0%, derived from the market prices of rights of comparable special purpose acquisition companies, and a discount for lack of marketability of 1.0%. This resulted in a fair value of approximately $0.14 per Right. The Rights were classified as Level 3 at the measurement date due to the use of unobservable inputs, including the implied probability of the completion of an initial business combination and the discount for lack of marketability. The Rights are classified within shareholders’ equity and are not subsequently remeasured.

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

As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$85,870,124
Plus: remeasurement of carrying value to redemption value	3,574,409
Class A ordinary shares subject to possible redemption, December 31, 2025	89,444,533
Plus: remeasurement of carrying value to redemption value	2,435,097
Plus: extension deposits into trust account	1,700,000
Class A ordinary shares subject to possible redemption, September 30, 2026	$93,579,630

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement, Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Note 3. Initial Public Offering

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

Note 4. Private Placement

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

Note 5. Related Party Transactions

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

On September 11, 2024, the sponsor entered into a securities transfer agreement, pursuant to which the sponsor transferred 100,000 founder shares and 60,000 founder shares to Mr. Will Garner, the Company’s former Chairman and CEO, and Ms. Yuanmei Ma, the Company’s former CFO, respectively, for a total consideration of $1,855, or approximately $0.0116 per share. The transfer of the 160,000 founder shares is accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation: Stock Compensation” (“ASC 718”). The estimated fair value of the 160,000 founder shares totaled $187,200. On September 11, 2024, the Company recognized a share-based compensation expense of $185,345, net of the nominal cash consideration of $1,855 paid by the officers.

On October 24, 2024, the effective date of the registration statement of the IPO, the sponsor transferred an aggregate of 60,000 of its founder shares, or 20,000 each to its three independent directors for their board service, for nominal cash consideration, of $696. The transfer of the 60,000 founder shares is accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation: Stock Compensation” (“ASC 718”). The estimated fair value of the 60,000 founder shares totaled $65,046. On October 24, 2024, the Company recognized a share-based compensation expense of $64,350, net of the nominal cash consideration of $696 paid by the directors.

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

As of September 30, 2026 and December 31, 2025, the Company had compensation expenses payable to Mr. Will Garner of $46,250 and $38,750, respectively. Following his resignation, the balance of $46,250 as of September 30, 2026 was reclassified from amounts due to a related party to accrued expenses, as Mr. Garner is no longer considered a related party.

On May 25, 2024, the Company appointed Ms. Yuanmei Ma as Chief Financial Officer (“former CFO”), in addition to her current position as a member of the board of the directors. During her term as CFO and a member of board of directors of the Company, she received monthly cash compensation of $5,000, payable each month. On March 24, 2026, Ms. Yuanmei Ma resigned all the positions she held at the Company.

As of September 30, 2026 and December 31, 2025, the Company had compensation expenses payable to Ms. Yuanmei Ma of $40,000 and $25,000, respectively. Following her resignation, the balance of $40,000 as of September 30, 2026 was reclassified from amounts due to a related party to accrued expenses, as Ms. Ma is no longer considered a related party.

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

As of September 30, 2026, the Company had compensation expenses payable to Mr. Jung Min Lee of $46,210.

On July 22, 2026, the Company appointed Mr. Paul Strickland as the new Chief Financial Officer (“CFO”) and a director of the Company. Accordingly, Mr. Jung Min Lee ceased to serve as the acting Chief Financial Officer of the Company, effective July 22, 2026. During Mr. Paul Strickland’s term as CFO and a member of board of directors of the Company, he will receive monthly cash compensation of $5,000, accruing on a monthly basis. Payment of such accrued amounts shall be deferred, except a one-time $5,000 payment, and made in a single lump sum upon consummation of the Company’s Business Combination, without interest.

As of September 30, 2026, the Company had compensation expenses payable to Mr. Paul Strickland of $6,613, after a payment to him of $5,000 of his August 2026 salary on August 27, 2026.

Leading Edge Advisory

On May 30, 2026, the Company engaged Leading Edge Advisory Inc. (“LEA”) under a General Accounting Consulting Agreement. Amendment No. 1 to that agreement, dated July 8, 2026, extended LEA’s services to Korea Quantum Computing Co., Ltd. (“KQC Korea”) and provides that KQC Korea bears LEA’s fees, paid through the Company. Mr. Kyoung Tak Kim, who became a director of the Company on July 22, 2026, is a partner of LEA. Mr. Kim also served as a member of the Company’s audit committee from July 22, 2026 until October 22, 2026. Because Mr. Kim is a director of the Company, the Company considers LEA to be a related party under ASC 850 from July 22, 2026. The agreement and the invoice described below predated Mr. Kim’s appointment to the board of directors.

On August 25, 2026, the Company paid LEA $30,000 under an invoice dated July 6, 2026 issued to the Company. The payment was funded with Working Capital Loans from the sponsor, evidenced by a promissory note issued by the Company to the sponsor (see “Working Capital Loans” below). No other amount had been invoiced by or paid to LEA as of September 30, 2026, and no amount was due to LEA as of September 30, 2026.

Promissory Note, Related Party

On April 18, 2024, the sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. The Promissory Note of $273,969 is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2024 or (2) the date on which the Company consummates an initial public offering. The Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the trust account. As of September 30, 2026 and December 31, 2025, the Company had no amounts outstanding under the Promissory Note. Following the completion of the IPO, the Promissory Note was no longer available and replaced with the Working Capital Loans (as defined below).

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

On April 17, 2026 and August 25, 2026, the sponsor agreed to loan the Company up to an aggregated $1,000,000 to meet the Company’s working capital needs. This amount relates solely to loans to fund the Company’s working capital needs and does not include the loans made by the sponsor to fund the extension deposits described below. The loan was evidenced by a promissory note that was non-interest bearing and unsecured, and it was to be paid upon the earlier of (1) the date on which the Company consummates a business combination or merger with a qualified target company, and (2) the date of the liquidation of the Company. The sponsor has the right, but not the obligation, to convert this loan, in whole or in part, into Private Placement Units of the Company, each consisting of one Class A ordinary share, one right to receive one-eighth of one Class A ordinary share. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the sponsor by (y) $10.00. As of September 30, 2026, $681,879 had been drawn for working capital needs under these notes, leaving $318,121 available.

On April 24, 2026 and August 3, 2026, the sponsor deposited an aggregated $1,700,000 into the trust account, as a result of which, the Company had until October 25, 2026 to complete its initial business combination. The $1,700,000 loan from sponsor to extend the Company’s business combination date was evidenced by promissory notes with terms consistent with those of Working Capital Loans for working capital needs.

As of September 30, 2026 and December 31, 2025, the Company had borrowings under the Working Capital Loans from the sponsor of $2,381,879, which included $1,700,000 for extensions and $681,879 for working capital needs, and $100,881, which was for working capital needs, respectively.

The Company evaluated the conversion feature of the Working Capital Loans under ASC 815-15, “Derivatives and Hedging – Embedded Derivatives,” and concluded that the conversion feature is not an embedded derivative requiring bifurcation and separate accounting. The Company also evaluated the Working Capital Loans under ASC 470-20, “Debt with Conversion and Other Options,” and concluded that no portion of the proceeds is required to be allocated to the conversion feature. Accordingly, the Working Capital Loans are recorded at their outstanding principal amount.

Note 6. Commitments and Contingencies

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

As of September 30, 2026 and December 31, 2025, deferred underwriting discounts and commissions amounted to $1,700,000 payable upon consummation of the Company’s initial business combination.

De-SPAC Cost Funding Agreement

On July 8, 2026, the Company and KQC Korea entered into a side letter agreement under which KQC Korea agreed to fund the costs of the proposed business combination, up to $2,500,000 unless the parties agree otherwise, either by paying service providers directly or by advancing funds to the Company. Each advance was to be evidenced by a non-interest bearing, unsecured promissory note issued by the Company to KQC Korea. After the closing of the business combination, KQC Korea could elect to have the notes repaid in cash or converted at $10.00 per share or unit. As of September 30, 2026, KQC Korea had made no advance to the Company and the Company had issued no note to KQC Korea. On October 6, 2026, the Business Combination Agreement replaced this arrangement. Under Section 5.12 of the Business Combination Agreement, KQC Quantum, Inc. (“Parent”) is responsible for all De-SPAC Costs, as defined therein, up to $2,500,000, either by paying service providers directly or by advancing funds to the Company for payment to service providers, and Parent is not entitled to reimbursement of any amount so paid or advanced. The $2,500,000 cap does not apply to the costs of the D&O tail policy and the SPAC fairness opinion, costs required by applicable law or in connection with SEC or Nasdaq filings, or extension costs. Advances under Section 5.12 are not loans of the Company and are not convertible into securities of the Company. See Note 9. As of September 30, 2026, Parent had made no advance to the Company.

Note 7. Shareholders’ Deficit

Preference Share. The Company is authorized to issue 5,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.

Class A Ordinary Share. The Company is authorized to issue 445,000,000 Class A ordinary share with $0.0001 par value. As of September 30, 2026 and December 31, 2025, there were 340,000 Class A ordinary shares issued and outstanding, excluding 8,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Share. The Company is authorized to issue 50,000,000 Class B ordinary share with $0.0001 par value. In April 2024, the Company issued an aggregate of 2,156,250 founder shares to the sponsor for an aggregate purchase price of $25,000, or approximately $0.0116 per share. Of the aggregate 2,156,250 Class B ordinary shares outstanding, an aggregate of 31,250 shares were forfeited to the Company by the sponsor for no consideration to the extent that the underwriter’s over-allotment option was exercised in part, so that the initial shareholders would collectively own 20.0% of the Company’s issued and outstanding shares of ordinary share after the IPO (without giving effect to the sale of the Private Placement Units, the Representative Shares, and assuming the Company’s insiders do not purchase Units in the IPO). As of September 30, 2026 and December 31, 2025, there were 2,125,000 Class B ordinary shares issued and outstanding.

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

Prior to the Company’s initial business combination, pursuant to its second amended and restated memorandum and articles of association, only holders of Class B ordinary shares, or founder shares will have the right to vote on the appointment of directors. Holders of the Company’s Class A ordinary shares will not be entitled to vote on the appointment of directors as long as the Company has Class B ordinary shares issued and outstanding. In addition, prior to its initial business combination, only holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, holders of Class A ordinary shares may not have any say in selecting management of the Company prior to the consummation of an initial business combination as long as the Company has Class B ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial business combination, or earlier at the option of the holder, at a one-to-one ratio.

Rights

As of September 30, 2026 and December 31, 2025, there were 8,500,000 Public Rights and 255,000 private rights included in the Private Placement Units (“Private Rights”) outstanding. Except in cases where the Company is not the surviving company in an initial business combination, each holder of a right will automatically receive one-eighth of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the Company’s initial business combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-eighth of one Class A ordinary share underlying each right is entitled to upon consummation of the initial business combination subject to any dissenter rights under the applicable law. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable Cayman Islands law. As a result, holders must hold rights in multiples of eight in order to receive shares for all of their rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

Note 8. Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metric, which include the following:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Professional fees incurred in connection with potential business combination	$(564,145)	$-	$(614,145)	$-
Other formation and operating costs	(142,319)	(109,077)	(415,191)	(406,709)
Interest and dividend income on cash and investments held in trust account and interest income	844,588	916,066	2,435,098	2,722,979
Net income	$138,124	$806,989	$1,405,762	$2,316,270

The key measures of segment profit or loss reviewed by the Company’s CODM are interest and dividends earned on cash and investment held in Trust Account and formation and operating costs. The CODM reviews interest and dividends earned on cash and investment held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 9. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited financial statements were issued. Based on this review, other than the events described below, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited financial statements.

On October 6, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with KQC Quantum, Inc., a Delaware corporation (“Parent”), KQC MS Limited, a Cayman Islands exempted company and a wholly owned subsidiary of Parent (“Merger Sub”), and, for the limited purposes specified therein, Korea Quantum Computing Co., Ltd., a corporation organized under the laws of the Republic of Korea, and the sponsor. Pursuant to the Business Combination Agreement, and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. The Business Combination Agreement provides for an equity value of Parent of $80,000,000 and for up to 1,500,000 earnout shares. Closing is subject to customary conditions, including approval by the Company’s shareholders, the effectiveness of a registration statement on Form S-4, approval for listing on The Nasdaq Stock Market LLC, approval of an extension of the Company’s deadline to complete a business combination, and aggregate cash available at closing, including funds remaining in the trust account after redemptions and the net proceeds of any private placement financing, of not less than $30,000,000. There can be no assurance that the transactions contemplated by the Business Combination Agreement will be completed.

Concurrently with the execution of the Business Combination Agreement, the Company, Parent and the sponsor entered into a Sponsor Support Agreement, pursuant to which the sponsor agreed, among other things, to vote all of its Class A ordinary shares underlying the Private Placement Units and its founder shares in favor of the proposals to be submitted to the Company’s shareholders in connection with the transactions contemplated by the Business Combination Agreement, and not to redeem any such shares, including in connection with any meeting convened to approve an extension of the Combination Deadline. In addition, on October 6, 2026, the Company, Parent and certain stockholders of Parent entered into a Parent Support Agreement, pursuant to which such stockholders agreed, among other things, to vote their shares of Parent common stock in favor of the transactions contemplated by the Business Combination Agreement.

On October 8, 2026, the Company engaged Clear Street LLC, the representative of the underwriters in the IPO, as its financial and capital markets advisor for the business combination. The Company will pay Clear Street LLC a fee of $200,000 only if the business combination is completed, from funds available to the combined company at the closing.   This advisory fee is separate from, and in addition to, the $1,700,000 deferred underwriting fee payable to Clear Street LLC upon consummation of the initial business combination. The engagement did not change the amount or terms of the deferred underwriting fee.

On October 19, 2026, the Company held an extraordinary general meeting of its shareholders (the “Extension Meeting”). The shareholders approved, by special resolution, (i) an amendment to the Company’s second amended and restated memorandum and articles of association to extend the date by which the Company must complete an initial business combination from October 25, 2026 up to twelve times, by one month each time, to as late as October 25, 2027, and (ii) Amendment No. 1 to the Investment Management Trust Agreement to permit those extensions. For each one-month extension, the sponsor, or one or more of its affiliates or designees, must deposit into the trust account $0.03 for each public share that remains outstanding, up to $60,000 per extension. Each deposit will be treated as a loan to the Company.

In connection with the Extension Meeting, holders of 5,725,962 public shares exercised their right to redeem their shares for approximately $11.03 per share, or $63,157,704 in aggregate, paid from the trust account. Following the redemptions, 2,774,038 public shares remain outstanding, and $30,597,806 remained in the trust account. Each one-month extension therefore requires a deposit of $60,000.

On October 19, 2026, the sponsor converted 1,464,999 Class B ordinary shares into the same number of Class A ordinary shares, on a one-for-one basis, in accordance with the Company’s memorandum and articles of association. The sponsor has acknowledged that the Class A ordinary shares it received on the conversion are not entitled to any distribution from the trust account. Following the conversion and the redemptions, 4,579,037 Class A ordinary shares and 660,001 Class B ordinary shares are issued and outstanding.

On October 27, 2026, the Company deposited $60,000 into the trust account to extend the Combination Deadline from October 25, 2026 to November 25, 2026. The Company funded the deposit from its operating account. On October 26, 2026, the Company received an advance of $250,000 of De-SPAC Costs from Parent under Section 5.12 of the Business Combination Agreement, including the amount of the deposit. The advance is not repayable by the Company.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities and Exchange Commission (the “SEC”) on October 24, 2024 (File No. 333-282313) (the “Prospectus”) the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and the risk factors in the Company’s definitive proxy statement filed with the SEC on October 7, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The underwriters were granted a 45-day option to purchase up to an additional 1,125,000 units offered by the Company to cover over-allotments, if any. On November 19, 2024, the Representative exercised the Over-allotment Option in part, and purchased 1,000,000 Units (the “Option Units”), generating gross proceeds of $10,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 15,000 Private Placement Units (the “Additional Private Placement Units”) to the sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $150,000. The Company also issued an additional 10,000 Representative Shares to the Representative.

Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and preparing for consummation of an initial business combination. We presently have no revenue and have incurred formation and operating costs since inception. Our net income for the three and nine months ended September 30, 2026 and 2025 was attributable to interest and dividends earned on investments held in trust account, which exceeded our formation and operating costs. We have relied upon the sale of our securities and loans from the sponsor and other parties to fund our operations.

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

The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a) (2) of the Securities Act. No commissions were paid in connection with such sales.

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

Extensions

Pursuant to the Second Amended and Restated Memorandum and Articles of Association of the Company, the Company had until April 25, 2026, or 18 months from the consummation of its initial public offering to consummate its initial business combination, provided that the Company may, but is not obligated to, extend the period of time to consummate an initial business combination two times by an additional three months each time (until July 25, 2026 or October 25, 2026, or up to 21 months or 24 months from the consummation of the IPO to complete an initial business combination) if the Sponsor and/or its designees deposit into the trust account $850,000 for each three months extension, for an aggregate of up to $1,700,000.

On April 24, 2026, the Sponsor deposited $850,000 into the trust account, as a result of which, the Company had until July 25, 2026 to complete its initial business combination (the “First Extension”). In connection with the First Extension, the Company issued an unsecured promissory note dated April 23, 2026, in the principal amount of $850,000 to the Sponsor. The promissory note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and the outstanding principal is payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

On August 3, 2026, the Sponsor deposited $850,000 into the trust account, as a result of which, the Company had until October 25, 2026 to complete its initial business combination (the “Second Extension”). In connection with the Second Extension, the Company issued an unsecured promissory note dated July 31, 2026, in the principal amount of $850,000 to the Sponsor. The promissory note does not bear interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and the outstanding principal is payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation.

On October 19, 2026, the Company held an extraordinary general meeting of its shareholders (the “Extension Meeting”). The shareholders approved, by special resolution, (i) an amendment to our second amended and restated memorandum and articles of association to extend the date by which the Company must complete an initial business combination from October 25, 2026 up to twelve times, by one month each time, to as late as October 25, 2027, and (ii) Amendment No. 1 to the Investment Management Trust Agreement to permit those extensions. For each one-month extension, the sponsor, or one or more of its affiliates or designees, must deposit into the trust account $0.03 for each public share that remains outstanding, up to $60,000 per extension. Each deposit will be treated as a loan to the Company.

In connection with the Extension Meeting, holders of 5,725,962 public shares exercised their right to redeem their shares for approximately $11.03 per share, or $63,157,704 in aggregate, paid from the trust account. Following the redemptions, 2,774,038 public shares remain outstanding, and $30,597,806 remained in the trust account. Each one-month extension therefore requires a deposit of $60,000.

On October 19, 2026, the sponsor converted 1,464,999 Class B ordinary shares into the same number of Class A ordinary shares, on a one-for-one basis, in accordance with the Company’s memorandum and articles of association. The sponsor has acknowledged that the Class A ordinary shares it received on the conversion are not entitled to any distribution from the trust account. Following the conversion and the redemptions, 4,579,037 Class A ordinary shares and 660,001 Class B ordinary shares are issued and outstanding.

On October 27, 2026, the Company deposited $60,000 into the trust account to extend the Combination Deadline from October 25, 2026 to November 25, 2026. The Company funded the deposit from its operating account. On October 26, 2026, the Company requested, and Parent approved, an advance of $500,000 of De-SPAC Costs to the Company under Section 5.12 of the Business Combination Agreement, including the amount of the deposit. The advance is not repayable by the Company.

Proposed Business Combination

On October 6, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with KQC Quantum, Inc., a Delaware corporation (“Parent”), KQC MS Limited, a Cayman Islands exempted company and a wholly owned subsidiary of Parent (“Merger Sub”), and, for the limited purposes specified therein, Korea Quantum Computing Co., Ltd., a corporation organized under the laws of the Republic of Korea, and the Sponsor. Pursuant to the Business Combination Agreement, and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. The Business Combination Agreement provides for an equity value of Parent of $80,000,000 and for up to 1,500,000 earnout shares. Closing is subject to customary conditions, including approval by the Company’s shareholders, the effectiveness of a registration statement on Form S-4, approval for listing on Nasdaq, approval of an extension of the Company’s deadline to complete a business combination, and aggregate cash available at closing, including funds remaining in the trust account after redemptions and the net proceeds of any private placement financing, of not less than $30,000,000. There can be no assurance that the transactions contemplated by the Business Combination Agreement will be completed.

Concurrently with the execution of the Business Combination Agreement, the Company, Parent and the Sponsor entered into a Sponsor Support Agreement, pursuant to which the Sponsor agreed, among other things, to vote all of its Class A ordinary shares underlying the Private Placement Units and its founder shares in favor of the proposals to be submitted to the Company’s shareholders in connection with the transactions contemplated by the Business Combination Agreement, and not to redeem any such shares, including in connection with any meeting convened to approve an extension of the Combination Deadline. In addition, on October 6, 2026, the Company, Parent and certain stockholders of Parent entered into a Parent Support Agreement, pursuant to which such stockholders agreed, among other things, to vote their shares of Parent common stock in favor of the transactions contemplated by the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) to September 30, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We may generate non-operating income in the form of interest and dividends earned on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended September 30, 2026, we had a net income of $138,124, which consisted of interest and dividends earned on investments held in trust account of $844,588, which was partially offset by formation and operating costs of $706,464.

For the three months ended September 30, 2025, we had a net income of $806,989, which consisted of interest and dividends earned on investments held in trust account of $915,972 and interest income of $94, which was partially offset by formation and operating costs of $109,077.

For the nine months ended September 30, 2026, we had a net income of $1,405,762, which consisted of interest and dividends earned on investments held in trust account of $2,435,097 and interest income of $1, which was partially offset by formation and operating costs of $1,029,336.

For the nine months ended September 30, 2025, we had a net income of $2,316,270, which consisted of interest and dividends earned on investments held in trust account of $2,719,802 and interest income of $3,177, which was partially offset by formation and operating costs of $406,709.

Formation and operating costs increased by $597,387 for the three months, and by $622,627 for the nine months, ended September 30, 2026 compared with the same periods in 2025, mainly because of professional fees of $564,145 and $614,145, respectively, incurred in connection with the proposed business combination with KQC Quantum, Inc. Interest and dividends earned on investments held in the trust account decreased by $71,384 for the three months, and by $284,705 for the nine months, ended September 30, 2026, because of lower yields on the money market funds held in the trust account, partly offset by a higher trust balance following the extension deposits.

Liquidity and Capital Resources

The Company’s liquidity needs through September 30, 2026 were satisfied through the payment of $25,000 by the sponsor for the founder shares, the proceeds of the IPO and the private placements held outside the trust account, and loans from the sponsor under the Working Capital Loans.

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

In conjunction with the IPO and the exercising of over-allotment option in part, the Company issued to the underwriter 85,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718, “Compensation: Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $92,195.

As of September 30, 2026, the Company had cash of $30,962 and working capital deficit of $2,914,552. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined in Note 5 of the financial statements, and the funding of De-SPAC Costs by KQC Quantum, Inc. under Section 5.12 of the Business Combination Agreement, as described in Note 6 of the financial statements. In addition, if the Company is unable to complete an initial business combination by the Combination Deadline, which may be extended month to month to as late as October 25, 2027, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Deadline. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended September 30, 2026, there was $555,171 of cash used in operating activities resulting from interest and dividend earned on investments held in trust account of $2,435,097, the increase in prepaid expenses of $19,166, and the decrease in due to related parties of $10,927. The changes were offset by net income of $1,405,762, and the increase in accounts payable and accrued expenses of $504,257.

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

For the nine months ended September 30, 2026, there was $1,700,000 of cash used in investing activities resulting from extension fee deposited into trust account of $1,700,000.

For the nine months ended September 30, 2025, there were no investing activities.

For the nine months ended September 30, 2026, there was $2,280,998 of cash provided by financing activities resulting from proceeds from working capital loan from a related party of $2,280,998, consisting of $1,700,000 of extension loans and $580,998 of loans to fund our working capital needs.

For the nine months ended September 30, 2025, there were no financing activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our directors, officers and the sponsor (together, the “insiders”) or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $3,000,000 of such loans (the “Working Capital Loans”) may be convertible into Units of the Company, at a price of $10.00 per Unit (the “Working Capital Units”) at the option of the lender. As of September 30, 2026 and December 31, 2025, the Company had borrowings of $2,381,879 and $100,881 under the Working Capital Loans, respectively. In addition, under Section 5.12 of the Business Combination Agreement, KQC Quantum, Inc. is responsible for De-SPAC Costs up to $2,500,000, without reimbursement, and on October 26, 2026 the Company requested an advance of $500,000 under that section (see Notes 6 and 9 to the financial statements). As of September 30, 2026, KQC Quantum, Inc. had made no advance to the Company.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination in which case we may issue additional securities or incur debt in connection with such initial business combination. In addition, if we are unable to complete an initial business combination by the Combination Deadline, which may be extended month to month to as late as October 25, 2027, the board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution. There is no assurance that our plans to consummate an initial business combination will be successful within the Combination Deadline. As a result, management has determined that such additional condition also raises substantial doubt about our ability to continue as a going concern.

Following the redemptions at the Extension Meeting, $30,597,806 remained in the trust account, compared with the $30,000,000 minimum cash condition in the Business Combination Agreement. Further redemptions in connection with the shareholder vote on the business combination could prevent that condition from being met unless the Company obtains other financing, such as a private placement.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement, Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting resulting from inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

This Quarterly Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

On July 22, 2026, Paul Strickland was appointed Chief Financial Officer, and Jung Min Lee, our Chief Executive Officer, ceased to serve as acting Chief Financial Officer. Other than this change, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report include any of the risks described in our Prospectus, our Annual Report on Form 10-K for the year ended December 31, 2025, and our definitive proxy statement filed with the SEC on October 7, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Other than the risk factors set forth in our definitive proxy statement filed with the SEC on October 7, 2026, there have been no material changes to the risk factors disclosed in our Prospectus and our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2026, the Company issued an unsecured promissory note in the principal amount of $850,000 to the sponsor (the “Second Extension Note”), and on August 3, 2026, the sponsor deposited $850,000 into the trust account to extend the Combination Deadline from July 25, 2026 to October 25, 2026. On August 25, 2026, the Company issued an unsecured promissory note to the sponsor in the principal amount of up to $500,000 (the “Working Capital Note”). Neither note bears interest, except that overdue amounts accrue default interest at the prevailing short-term U.S. Treasury Bill rate, and each is payable on the earlier of the consummation of the Company’s initial business combination and the Company’s liquidation. At the sponsor’s option, amounts outstanding under each note may be converted into private placement units at $10.00 per unit, each unit consisting of one Class A ordinary share and one right to receive one-eighth of one Class A ordinary share, subject to the $3,000,000 limit on convertible Working Capital Loans. The notes were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

There has been no material change in the planned use of the proceeds from the IPO and the private placements as described in the Prospectus. In October, 2026, $63,157,704 was paid from the trust account to holders of 5,725,962 public shares who redeemed their shares in connection with the Extension Meeting.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of October 6, 2026, by and among the Company, Parent, Merger Sub, and, for the limited purposes specified therein, KQC Korea and the sponsor (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2026)
3.1	Amendment to the Second Amended and Restated Memorandum and Articles of Association of the Company, adopted October 19, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2026)
10.1	CFO Offer Letter, dated July 22, 2026, between the Company and Paul Strickland (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2026)
10.2	Form of Director Offer Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2026)
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2026)
10.4	Promissory Note, dated July 31, 2026, issued by the Company to the sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2026)
10.5	Working Capital Note, dated August 25, 2026, issued by the Company to the sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2026)
10.6	Amendment No. 1 to the Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2026)
10.7	Promissory Note, dated April 23, 2026, issued by the Company to the sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026)
10.8	Promissory Note, dated April 17, 2026, issued by the Company to the sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026)
10.9	Sponsor Support Agreement, dated October 6, 2026, by and among the Company, Parent and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2026)
10.10	Parent Support Agreement, dated October 6, 2026, by and among the Company, Parent and the stockholders of Parent party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2026)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLTON ARIA ACQUISITION CORPORATION

Date: November 5, 2026	By:	/s/ Jung Min Lee
Jung Min Lee
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Paul Strickland
Paul Strickland
Chief Financial Officer
(Principal Financial and Accounting Officer)